Form 10-K
period 2000-12-31
HARLEY DAVIDSON CUSTOMER FUNDING CORP
filed 2001-03-30
CIK 1114926

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                     FORM 10-K



                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2000

_____________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
       Exchange Act of 1934          [Fee Required]
For the transition period from _____________  to ________

Commission file Number 333-37550

     Harley-Davidson Motorcycle Trusts
     (as Issuer of the Securities)
     Harley-Davidson Customer Funding Corp.
     (as sponsor of the Trusts)
(Exact name of registrant as specified in its charter)

     Nevada                             36-4396302
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)     Identification No.)

4150 Technology Way
Carson City, Nevada                                      98706

(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:   (702)885-1200

     Securities registered pursuant to Section 12(b) of the Act
           NONE
     Securities registered pursuant to Section 12(g) of the Act
           NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     x  Yes          No


                                      PART I

Item 2.  Properties
         See Exhibit 99.1 and Exhibit 99.2.

Item 3. Legal Proceedings
        There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were 16 participants in the DTC system holding positions in the Cede Certificates as of December 31, 2000.
     The following were Noteholders and Certificateholders of record as of the end of the reporting year.

     Harley-Davidson Motorcycle Trust:
     Series 2000-3 Class A-1         Cede & Co.
     Series 2000-3 Class A-2         Cede & Co.
     Series 2000-3 Class B           Cede & Co.

There is no established public trading market for the Notes or Certificates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                                                   (3) Amount at original
                     (2)Name and                   issuance and nature of
                     Address of                    beneficial owner  (4) Percent
(1) Title of Class   Beneficial Holder             (in thousands)       of Class

Harley-Davidson      Bank of New York (The)              21,000,000       15.9%
Series 2000-3        925 Patterson Road
Class A-1            Secaucus, NJ 07094

Harley-Davidson      Boston Safe Deposit                 41,500,000       31.5%
Series 2000-3         and Trust Company
Class A-1             c/o Mellon Bank N.A.
                     Three Mellon Center
                     Room 153-3015
                     Pittsburgh, PA

Harley-Davidson      Chase Manhattan Bank                12,000,000        9.1%
Series 2000-3        4 New York Plaza
Class A-1            New York, NY 10004

Harley-Davidson      Citibank, N.A.                       2,725,000        2.1%
Series 2000-3        3800 Citicorp Center
Class A-1            Tampa, FL 33610

Harley-Davidson      First Union National Bank            5,000,000        3.8%
Series 2000-3        1525 West W. T.
Class A-1            Harris Blvd 3A4
                     Charlotte, NA 28288

Harley-Davidson      FUNB - Main                          1,750,000        1.3%
Series 2000-3        123 S. Broad St.
Class A-1            Philadelphia, PA 19109

Harley-Davidson      Investors Bank & Trust Co.          24,675,000       18.7%
Series 2000-3        200 Clarendon Street
Class A-1            Boston, MA 02116

Harley-Davidson      State Street Bank                   23,050,000       17.5%
Series 2000-3        and Trust Company
Class A-1            1776 Heritage Dr.
                     No. Quincy, MA 02171

Harley-Davidson      Bank One Trust Co, N.A.              5,000,000        7.5%
Series 2000-3        1900 Polaris Parkway
Class A-2            4th Floor
                     Columbus, OH 43240

Harley-Davidson      Boston Safe Deposit                  4,000,000        6.0%
Series 2000-3         and Trust Company
Class A-2             c/o Mellon Bank N.A.
                     Three Mellon Center
                     Room 153-3015
                     Pittsburgh, PA

Harley-Davidson      Chase Manhattan Bank                10,000,0000      15.0%
Series 2000-3        4 New York Plaza
Class A-2            New York, NY 10004

Harley-Davidson      Merrill Lynch, Pierce               40,000,000       60.0%
Series 2000-3        Fenner & Smith Safekeeping
Class A-2            4 Corporate Place 287
                     Piscataway, NY 08855

Harley-Davidson      SSB Trust Co                         7,640,000       11.5%
Series 2000-3        225 Franklin Street, M4
Class A-2            Boston, MA 02110

Harley-Davidson      Boston Safe Deposit                  6,330,000       50.0%
Series 2000-3         and Trust Company
Class B               c/o Mellon Bank N.A.
                     Three Mellon Center
                     Room 153-3015
                     Pittsburgh, PA

Harley-Davidson      Chase Manhattan Bank                 3,165,000       25.0%
Series 2000-3        4 New York Plaza
Class B              New York, NY 10004

Harley-Davidson      FUNB - Main                          3,165,000       25.0%
Series 2000-3        123 S. Broad St.
Class B              Philadelphia, PA 19109

Item 13.  Certain Relationships and Related Transactions.
     There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.  Not Applicable
           2.  Not Applicable
           3.  Exhibits
                99.1  Annual Summary Statement
                99.2  Annual Statement as to Compliance.
                99.3  Annual Independent Public
                         Accountant's Servicing Report.

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated December 15, 2000.

     (c)    See (a) 3 above

     (d)    Not Applicable



                     SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Harley-Davidson Motorcycle Trusts
     Harley-Davidson Customer Funding Corp.
     (as sponsor of the Trusts)

     By:  /s/  Michael Sulentic
            Vice President and Chief Financial Officer


Date:March 30, 2000


                     EXHIBIT INDEX
     Exhibit Number  Description
     99.1            Annual Summary Statement
     99.2            Annual Statement of Compliance
     99.3            Report of Independent Accountants

       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2000

     Harley-Davidson Motorcycle Trust 2000-3
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      207,250,667.36
     Principal       Collections         3,749,332.64
     Interest        Collections         1,122,493.78
     Liquidation     Proceeds                    0.00
     Realized        Losses                      0.00
     Servicer        Fees                  115,316.26
     Trustee         Fees                      879.17
     Class A-1       Balance           128,175,627.32
     Class A-2       Balance            66,640,000.00
     Class B         Balance            12,435,040.04
     Class A -1      Principal           3,524,372.68
     Class A-2       Principal                   0.00
     Class B         Principal             224,959.96
     Class A -1      Interest              560,383.50
     Class A-2       Interest              286,533.49
     Class B         Interest               58,860.98
     30 Delinquent %                            0.581%
     60 Delinquent %                            0.005%
     90 Delinquent %                            0.003%


       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance


     January 12, 2001

     Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Harley-Davidson Customer
     Funding Corporation-IV, as Trust Depositor, Harley-Davidson Customer Funding Corp. as Servicer, and Bank One, as Indenture Trustee for Harley-Davidson Motorcycle Trust - 2000-3

To the Trustees, the Placement Agent and the Rating Agencies:

Please be advised that under the supervision of the undersigned officer, the Servicer has made a review of its activities during the prior calendar year and of its performance under the Sale and Servicing Agreement. To such officer's knowledge, based on such review the Servicer has fully performed all its obligations under this Sale and Servicing Agreement.

                     HARLEY-DAVIDSON CUSTOMER FUNDING CORP.
                     as Servicer



                     By: /s/ Perry A. Glassgow
                             Perry A. Glassgow
                             Treasurer and Assistant Secretary

       EXHIBIT 99.3 -- Report of the Independent Auditors

(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301

Independent Auditors' Report on Compliance


To the Board of Directors of Harley-Davidson Customer Funding Corp.


We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Harley-Davidson Financial Services (the Company) and subsidiaries as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, and have issued our report thereon dated January 13, 2001.

In connection with our audit, nothing came to our attention that caused us to believe that the Company failed to comply with the terms, covenants, provisions, or conditions of the various servicing agreements (the Servicing Agreements) detailed in Exhibit A attached, insofar as they relate to accounting matters. However, our audit was not directed primarily toward obtaining knowledge of such noncompliance.

As part of our audit, our procedures included the following pertaining to the documents and records relating to the servicing of motorcycle contracts (the Pools") under the Servicing Agreements:

1. We mathematically recomputed (on a test basis):
     a. the amount and percentage of losses realized on the Pools;
     b. servicing and other fees and excess interest earned by the Company;
     c. interest due and paid to the certificateholders
2. We agreed the cash flows from customer payments to bank statements and other records provided by the Company for a test month.
2. We gained an understanding of the assumptions inherent in these calculations.

Our procedures were performed on a sample of Pools judgmentally selected from the population of Pools serviced for others by the Company under the Servicing Agreements. Our selection was not designed to specifically include Pools from every agreement listed on Exhibit A.

This report is intended solely for the use of Company, Harley-Davidson Customer Funding Corp. and the parties named within the Servicing Agreements and should not be used for any other purpose.


Ernst & Young

January 13, 2001








EXHITBIT A
Securitization Trusts as of December 31, 2000
Harley-Davidson Motorcycle Trust 2000-3 - Sale and
     Servicing Agreement dated November 1, 2000
Harley-Davidson Eaglemark Motorcycle Trust 2000-2 - Sale and
     Servicing Agreement dated August 1, 2000
Harley-Davidson Eaglemark Motorcycle Trust 2000-1- Sale and
     Servicing Agreement dated  April 1, 2000

Harley-Davidson Eaglemark Motorcycle Trust 1999-3 - Sale and
     Servicing Agreement dated November 1, 1999
Harley-Davidson Eaglemark Motorcycle Trust 1999-2 - Sale and
     Servicing Agreement dated July 1, 1999
Harley-Davidson Eaglemark Motorcycle Trust 1999-1- Sale and
     Servicing Agreement dated  April 1, 1999

Harley-Davidson Eaglemark Motorcycle Trust 1998-3 - Sale and
     Servicing Agreement dated November 1, 1998
Harley-Davidson Eaglemark Motorcycle Trust 1998-2 - Sale and
     Servicing Agreement dated July 1, 1998
Harley-Davidson Eaglemark Motorcycle Trust 1998-1- Sale and
     Servicing Agreement dated  April 1, 1998

Harley-Davidson Eaglemark Motorcycle Trust 1997-3 - Sale and
     Servicing Agreement dated October 1, 1997
Harley-Davidson Eaglemark Motorcycle Trust 1997-2 - Sale and
     Servicing Agreement dated July 1, 1997
Harley-Davidson Eaglemark Motorcycle Trust 1997-1- Sale and
     Servicing Agreement dated  April 1, 1997


Independent Accountant's Report on Applying Agreed-Upon Procedures


To the Board of Directors of Harley-Davidson Customer Funding Corp., Bank One National Association, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Harley-Davidson Customer Funding Corp.(the Company), the Servicer of Harley-Davidson Motorcycle Trust 2000-3 (the Trust), Bank One National Association (Bank One), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist Bank One and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated November 1, 2000 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public
Accountants. The sufficiency of the procedures is solely the responsibility of the Company, Bank One, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of November 2000, we obtained from the Company's financial management a copy of the Monthly Report dated December 15, 2000 is attached as Exhibit A (Monthly Report).

2. We performed the following procedures to the Monthly Report, which were applied as indicated with respect to the symbols explained below:

B Compared the amount to schedules prepared by the Company's accounting personnel derived from the Company's accounting records and found such amount to be in agreement.

C Compared the amount to a copy of the Bank One December 2000 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

D Compared the amount to a copy of the Bank One November 2000 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E Compared the amount to a summary schedule provided by the Company's financial management and agreed total per the summary schedule to a copy of the Bank of New York December 2000 collection account statement.

F Proved the arithmetic accuracy of the addition of the amount referenced, without exception.

G  Compared the amount to a copy of the Bank One
   November 2000 pre-funding account bank statement provided by the Company's financial management and found such amount to be in agreement.

Z Obtained representations from the Company's management that no supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a)Recomputed and agreed amount/rate based on applicable amounts and rates shown in the Monthly Report.

R(c)Recomputed and agreed amount based on applicable amounts shown in the Company's accounting records.

R(d)Recomputed and agreed rate based on applicable amounts and rates shown in the Monthly Report and Agreement.

SSA Compared the rate to the Agreement, and found such rate to be in agreement.

We were not engaged to and did not perform an examination, the objective of which would be an expression of an opinion on the Company's compliance with the servicing and reporting requirements of the Agreement. Accordingly, we do not express such an opinion. Had we performed additional procedures, or had we conducted an examination of the Monthly Report, other matters might have come to our attention that would have been reported to you. Except as otherwise provided herein, we have performed no procedures on the information or the documents provided to us to verify such information was complete and accurate.

This letter is intended solely for the use of the Company, Bank One, and Wilmington, and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes.


Ernst & Young LLP

                  March 9, 2001


Harley-Davidson Motorcycle Trust 2000-3
131,700,000 6.66 Harley-Davidson Motorcycle Contract Backed Notes, Class A-1 66,640,000 6.73 Harley-Davidson Motorcycle Contract Backed Notes, Class A-2 12,660,000 7.03 Harley-Davidson Motorcycle Contract Backed Certificates Monthly Report

For the Distribution Date      December 15, 2000



A. Calculation of the Monthly Principal                            Tickmarks
1. A. Principal Balance of the Contracts as of the first day of the Due Period preceding the Due Period in which the Payment Date Occurs, plus 138379513.91B

   B.  Prefunded Amount on such day referred to in 1.A. above    72620486.09G

   Sum of 1.A and 1.B                                           211000000.00F

2. A.  Principal Balance of the Contracts as of the first day of the Due Period
   in which the Payment Date occurs, plus                       134630181.27B

B.  Pre-Funded Amount as of the first day of the Due Period in which such
Payment Date occurs, plus                                        72620486.09G

C.  The Special Mandatory Redemption Amounts, if any, paid during
such Due Period or payable on such Payment Date                         0.00Z

Sum of 2.A, 2.B, and 2.C                                        207250667.36F


B. Calculation of Principal Distributable Amount (as defined in Article I
of the Sale and Servicing Agreement), (from A.1 minus 2)         3749332.64R(a)

C. Calculation of Available Interest (as defined in Article I of the Sale
and Servicing Agreement)                                          1122493.78B

D. Calculation of Note Monthly Principal Distributable Amount

 1.Note Percentage for such Distribution Date

a. For each Distribution Date to but excluding the Distribution Date
on which the prin amount of the Class A-1 Notes is reduced to zero      0.94SSA

b .On the Distribution Date on which the principal amount of the Class A-1 Notes is reduced to zero, 100 until the principal amount of the Class
A-2 Notes has been reduced to zero                                      0.94SSA

c. After the principal amount of the Class A-2 Notes have been reduced
to zero                                                                 0.00SSA

B.  Class B Note Percentage for such Distribution Date

a.  For each Distribution Date to but excluding the Distribution Date
on which the principal amount of the Class A-2 Notes is zero            0.00SSA

b.  On the Distribution Date on which the principal amount of the Class
A-2 Notes is reduced to zero, 6.0% until the principal amount of the
Class A-2 Notes has been reduced to zero                                0.00SSA

c.  After the principal amount of the Class A-2 Notes have been
    reduced to zero                                                   100.00SSA

 2.Principal Distributable Amount (from B)                        3749332.64R(a)

 3.Note Monthly Principal Distributable Amount

a. Class A-1 Notes (D. 1(a) multiplied by D.2 until
   of Class A-1 Notes Principal Balance is zero)                  3524372.68R(a)

b. Class A-2 Notes (D. 1(a) multiplied by D.2 until
   of Class A-2 Notes Principal Balance is zero)                        0.00R(a)

c. Class B Notes (D.1(c) multiplied by D.2 until Principal
   Balance of Class A-2 Notes is zero)                             224959.96R(a)

d. Note Principal Carryover Shortfall                                   0.00Z

B. Class B Note Percentage for such Distribution Date
`
a.  For each Distribution Date to but excluding the Distribution        6.00SSA
which the principal amount of the Class A-2 is reduced to zero

b .On the Distribution Date on which the principal amount of the        6.00SSA
Notes is reduced to zero, 6% until the principal amount of the Class
A-2 Notes has been reduced to zero

c. After the principal amount of the Class A-2 Notes have been        100.00SSA
reduced to zero

2. Principal Distributable Amount (from B)                        3749332.64R(a)

3. Note Monthly Principal Distributable Amount

a. Class A-1 Notes (D.1(a) multiplied by D.2 until Principal Bal 3524372.68R(a) Class A-1 Notes Principal Balance is zero)

b. Class A-2 Notes (D.1(b) multiplied by D.2 until Principal Bal        0.00R(a)
Class A-2 Notes Principal Balance is zero)

c. Class B Notes (D.1(c) multiplied by D.2 until Principal Balan   224959.96R(a)
Class B Notes Principal Balance is zero)

d. Note Principal Carryover Shortfall                                   0.00Z

e. Special Mandatory Redemption Amounts (from Pre-Funding               0.00Z
Account as defined in Article I of the Sale and Servicing Agreement

f. Note Monthly Principal Distributable Amount (the sum of items   3749332.64F
3(a), 3(b), 3c and 3 (d)

E. Calculation of Note Monthly Interest Distributable Amount
 1. Class A-1 Interest Rate                                             6.66SSA

 2. Class A-2 Interest Rate                                             6.73SSA
 3. Class B Interest Rate                                               7.03SSA
4. One-twelfth of the Class A-1 Interest Rate time the Class A-1 from and including the fifteenth day of the month based on a 360 year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding
fifteenth day of the month of the current Distribution Date        560383.50R(a)

5. One-twelfth of the Class A-2 Interest Rate time the Class A-2 Note Balance from and including the fifteenth day of the month based on a 360 year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribution Date        286533.49R(a)

6. One-twelfth of the Class B Interest Rate time the Class B Note Balance from and including the fifteenth day of the month based on a 360 year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribution Date         56860.98R(a)

7. Interest Carryover Shortfall for such Distribution Date              0.00Z

8. Note Monthly Interest Distributable Amount (the sum of items 4,
   5, 6)                                                           903777.97F

F. Calculation of Note Monthly Distributable Amount (sum of D.3 4653110.61R(a) plus E.8.)

F1.The remaining Class A-1 Certificate Balance after giving effect to
the Distribution of Monthly Prin on such Distribution Date      128175627.32R(a)

F2.The remaining Class A-2 Certificate Balance after giving effect to
the distribution of Monthly Prin on such Distribution Date       66640000.00R(a)

F3.The remaining Class A-2 Certificate Balance after giving effect to
the distribution of Monthly Prin on such Distribution Date       12435040.04R(a)

G. Fees
1. The Monthly Servicing Fee for such Payment Date (1/12 of the product of
1 and the Principal Balance of the Contracts as of the beginning of the
related Due Period)                                                115316.26R(a)

2. The Trustee Fee for such Payment Date excluding expense
   component (1/12 of the product of .005 and the Principal Balance of the Contracts as of the beginning of the related Due Period a
   Pre-Funded Amount as of the beginning of such Period; provided however,
   in no event shall such fee be less than 200.00 per month           879.17R(a)

K. Calculation of the Available Funds for Such Payment Date
1. The amount of funds deposited into the Collection Account pursuant to
   Section 5.05 (b) of the Sale and Servicing Agreement with respect to the related Due Period

a.  All amounts received by the Servicer with respect to the Contracts:
(i)Principal                                                      3749262.35B

(ii)Interest & Fees                                               1122493.78B


b.  All Net Liquidation Proceeds                                        0.00Z

c. The aggregate of the Repurchase Prices for Contracts required to be repurchased by the Seller as described in Section 7.08 of the Sale
     and Servicing Agreement                                        25105.03Z

d.  All Advances made by Servicer pursuant to Section 7.03 (a)
of the Sale and Servicing Agreement                                 25105.03E

e. All amounts paid by the Seller in connection with an optional repurchase of the Contracts described in Section 7.10 of the Sale and Servicing
     Agreement                                                          0.00Z

f. All amounts obtained from the Collateral Agent in respect of Carrying Charges to be deposited into the Collection Account on the upcoming Payment Date pursuant to Section 7.03(b) Sale and Servicing
    Agreement                                                           0.00Z

g.  All amounts received in respect of interest, dividends, gains, income and earnings on investments of funds in the Trust Accounts
in Section 5.05 (b) (vii) of the Sale and Servicing Agreement           0.00Z

h.  Total amount of funds deposited into the Collection Account pursuant
to Section 5.05 (b) (the sum of a. through g.)                    4896861.16F

2. The amount of funds permitted to be withdrawn from the Collection Account pursuant to clauses (ii) through (iv) of Section 7.05 (a) of the Sale and Servicing Agreement with respect to the related Due Period

a. Amounts to be withdrawn to reimburse the Servicer for Advances in accordance with Section 7.03 (a) of the Sale and Servicing
     Agreement                                                          0.00B

b.  Amounts to be paid to the Servicer in respect of the Monthly Servicing
     Fee for the related Due Period                                115316.26E

c.  Amounts to be paid to the Indenture Trustee in respect of the
      Indenture Trustee's Fee for the related Due Period              879.17C

d.  Other amounts required or authorized to be withdrawn from the
Collection Account pursuant to the Sale and Servicing Agreement
Specify Excess Funds                                                    0.00Z

f. Total amount of funds permitted to be withdrawn from the Collection Account pursuant to Section 7.05(a) of the Sale and Servicing Agreement
with respect to the related Due Period (sum of a. through e.)      116195.43F

3. The Available Funds for such Distribution Date (1.h. minus 2.  4780665.73R(a)

 4.The Available Funds otherwise distributable to the Certificateholders
that will be distributed to the Noteholders on such Distribution        0.00Z

I. The shortfall of Available Funds for such Payment Date to pay either the Note Distributable Amount or (the Available Funds for such
Distribution Date minus the sum of the Note Distributable
Amount as set forth in F.)                                              0.00Z

J. The amount to be withdrawn from the Reserve Fund on such distribution
Date to cover the Note Distributable Amount  for such Distribution
Date, if no Shortfall, to Trust Depositor.                              0.00Z

K. Interest Earnings on the Reserve Fund                                0.00Z

L. 1.  The amount to be deposited in the Reserve Fund on such
   Payment Date                                                    127555.12Z

2.  The amount on deposit in the Reserve Fund after giving effect
to deposits and withdrawals on such Distribution Date             1511350.26Z

M. The Specified Reserve Fund Amount for such distribution Date will be an amount equal to the greater of a) 2.50 of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period provided, however, in the event a Reserve Fund Trigger Event occurs with respect to a Distribution Date and has not terminated for three(3) consecutive Distribution Dates (inclusive) such amount shall be equal to 6.00 of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period and b) 1.00% of the aggregate of the Initial Class A-1 Note Balance, Initial Class A-2 Note Balance and Initial Class B
Note Balance, provided, however in no event shall the Special Reserve Fund Balance be greater than the aggregate outstanding principal balance of the
Securities                                                      5275000.00R(d)

N. The Pool Factor
1. The Class A-1 Note Factor before such Distribution Date            100.00R(d)
2. The Class A-2 Note Factor before such Distribution Date            100.00R(d)
3. The Certificate Class Pool Factor before such Distribution Date     98.22R(d)


 4.The Class A-1 Note Factor after such Distribution Date              97.32R(d)
 5.The Class A-2 Note Factor after such Distribution Date             100.00R(d)
 6.The Certificate Class Pool Factor after such Distribution Date      98.22R(d)

O. Delinquent Contracts
1.       31-59 Days                        163.00                 1204668.27R(C)

2.       60-89 Days                          1.00                   10172.75R(C)

3.       90 or More Days                     1.00                    6893.53R(C)

P. Liquidated Contracts
1. Total Liquidated Contracts                0.00                       0.00Z

2. Identity (Attach)

3. Liquidation Proceeds for the Due Period                              0.00Z

4. Liquidation Expenses for the Due Period                              0.00Z

5. Net Liquidation Proceeds for the Due Period                          0.00Z

6. Net Liquidation Losses for the Due Period                            0.00Z

Q. Advances
1. Unreimbursed Advances Prior to Such Distribution Date                0.00Z

2. Amount paid to Servicer on such Distribution Date to reimburse Servicer
   for such unreimbursed Advances                                       0.00Z

3. Amount of Delinquent Interest for such Distribution Date         25105.03B

4. Amount of new Advances on such Distribution Date (if such amount is less than the amount of Delinquent Interest, attach the certificate required by
   Section 7.03 of the Sale and Servicing Agreement)                25105.03B

5. Total of unreimbursed Advances after new Advances on such Distribution Date
                                                                    25105.03F
R. Repurchased Contracts
1. Number of Contracts to be repurchased by the Seller pursuant to Section
7.08 of the Sale and Servicing Agreement                                0.00Z

2. Principal Amount of such Contracts                                   0.00Z

3. Related Repurchase Price of such Contracts                           0.00Z

S. Contracts
1. Number of Contracts as of beginning of Due Period                12575.00B

2. Principal Balance of Contracts as of beginning of Due Period 138379513.91B

3. The weighted average contract rate of the Contracts                  0.00Z
as of the beginning of the Due Period

4. Number of Contracts as of end of Due Period                      12439.00B

5. Principal Balance of Contracts as of end of Due Period       134630181.27B

6. The weighted average contract rate of the Contracts                  0.00Z
as of the beginning of the Due Period

7. Prefunded Amount as of Beginning of Due Period                72620486.09G

8. Prefunded Amount as of End of Due Period                      72620486.09F

T. Interest Reserve Account

1. Interest Reserve Amount as of previous Distribution Date        704766.83D

2. Interest received into Interest Reserve Account                      0.00Z

3. Carrying Charges, if any, to be paid on upcoming Distribution        0.00Z

4. Excess Funds remitted to the Trust Depositor                         0.00Z

5. Interest Reserve Amount as of Upcoming Distribution Date        704766.83F

U. Ratios
 1. Cumulative Loss Ratio
A.  The aggregate Net Liquidation Losses for all Contracts since the Cutoff
Date  through the end of the related Due Period.                        0.00Z

B. The sum of the Principal Balance of the Contracts as of the Cutoff Date plus the Principal Balance of any Subsequent Contracts as of the
related Subsequent Cutoff Date.                                 211000000.00B

C.  The Cumulative Loss Ratio for such Distribution Date ( the quotient of A.
divided by B., expressed as a percentage).                              0.00R(a)

 2. Average Delinquency Ratio for such Distribution Date

A.  The Delinquency Amount (the Principal Balance of all Contracts that were
delinquent 60 days or more as of the end of the Due Period).        17066.28B

B.  The Delinquency Ratio computed by dividing (x) the Delinquency Amount during the immediately preceding Due Period by (y) the Principal
Balance of the Contracts as of the beginning of the related Due Period
for such Distribution Date.                                             0.01R(a)

C.  The Delinquency Ratio for the prior Distribution Date.              0.00Z

D.  The Delinquency Ratio for the second prior Distribution Date        0.00Z

E.  The Average Delinquency Ratio (the arithmetic average of B.         0.00Z

 3. Average Loss Ratio for such Distribution Date

A.  Net Liquidation Losses                                              0.00Z

B. The Loss Ratio (the fraction derived by dividing (x) Net Liquidation Losses for all Contracts that became Liquidated Contracts during the immediately preceding Due Period multiplied by twelve by (y) the outstanding Principal
 Balances of all Contracts as of the beginning of the Due Period) for such
 Distribution Date                                                      0.00Z

C.  The Loss Ratio for the prior Distribution Date.                     0.00Z

D.  The Loss Ratio for the second prior Distribution Date.              0.00Z

E.  The Average Loss Ratio (the arithmetic average of B. through        0.00Z

 4. Computation of Reserve Fund Trigger Events:

A.  Average Delinquency Ratio (if Average Delinquency Ratio >or= (i)
2.50 with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 3.00 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to , and inclusive of, the second anniversary of the Closing Date, or (iii) 3.50 for any distribution occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv)
4.00 for any Distribution Date following the third anniversary date
of the Closing Date.                                                    0.00Z

B.  Average Loss Ratio (if Average Loss Ratio >or= (i) 3.00 with respect to any Distribution Date which occurs within the period from the Closing
Date to, and inclusive of, the second anniversary of the Closing date or (ii) 2.75 with respect to any Distribution Date following the second
anniversary of the Closing Date, then a Reserve Fund Trigger Event)     0.00Z

C.  Cumulative Loss Ratio (if Cumulative Loss Ratio >or=  (i) 1.25
with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 1.75 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to, and inclusive of, the second anniversary of the Closing Date, (iii) 2.25 for any Distribution Date which occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of
the Closing Date, or (iv) 2.50 following the third anniversary          0.00Z


                  Liquidated Contracts:
                                        Principal       Interest
                           0.00     0.00     0.00           0.00
                                             0.00           0.00
                                             0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                                             0.00           0.00
                                             0.00B,Z