Form 10-K
period 2001-12-31
HARLEY DAVIDSON CUSTOMER FUNDING CORP
filed 2002-03-29
CIK 1114926

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                     FORM 10-K



                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2001

_____________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
       Exchange Act of 1934          [Fee Required]
For the transition period from _____________  to ________

Commission file Number 333-37550
     Harley-Davidson Motorcycle Trusts
     (as Issuer of the Securities)
     Harley-Davidson Credit Corp.
     (as sponsor of the Trusts)
(Exact name of registrant as specified in its charter)

     Nevada                             88-0292891
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)     Identification No.)

4150 Technology Way
Carson City, Nevada                                      98706

(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:   (800)699-2336

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were less than 300 participants per trust in the DTC system holding positions in the Cede Certificates as of December 31, 2001.
     The following were Noteholders of record as of the end of the reporting year.
     Harley-Davidson Motorcycle Trusts:
     Series 2001-1 Class A-1         Cede & Co.
     Series 2001-1 Class A-2         Cede & Co.
     Series 2001-1 Class B           Cede & Co.
     Series 2001-2 Class A-1         Cede & Co.
     Series 2001-2 Class A-2         Cede & Co.
     Series 2001-2 Class B           Cede & Co.
     Series 2001-3 Class A-1         Cede & Co.
     Series 2001-3 Class A-2         Cede & Co.
     Series 2001-3 Class B           Cede & Co.

There is no established public trading market for the Notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The Notes are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
  Cede & Co.
  c/o The Depository Trust Company
  Seven Hanover Square
  New York, New York 10004

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

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated June 15, 2001, July 16, 2001, August 15, 2001, September 17, 2001
     October 15, 2001, November 15, 2001 and December 17, 2001.

     (c)    See (a) 3 above

     (d)    Not Applicable



                     SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Harley-Davidson Motorcycle Trusts
     Harley Davidson Credit Corp.
     (as sponsor of the Trusts)

     By:  /s/  Perry A. Glassgow
            Vice President and Treasurer


Date: March 29, 2002


                     EXHIBIT INDEX
     Exhibit Number  Description
     99.1            Annual Summary Statement
     99.2            Annual Statement of Compliance
     99.3            Report of Independent Accountants

       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2001

     Harley-Davidson Motorcycle Trust 2001-1
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      278,706,945.07
     Principal       Collections        84,980,770.43
     Interest        Collections        28,953,420.70
     Liquidation     Proceeds              650,903.74
     Realized Net    Losses              1,450,645.02
     Servicer        Fees                2,280,899.85
     Trustee         Fees                    6,158.87
     Class A-1       Balance           138,071,597.80
     Class A-2       Balance           126,700,000.00
     Class B         Balance            13,935,347.26
     Class A-1       Principal          82,928,402.21
     Class A-2       Principal                   0.00
     Class B         Principal           4,364,652.76
     Class A-1       Interest            6,150,046.77
     Class A-2       Interest            4,803,795.33
     Class B         Interest              622,027.94
     30 Delinquent %                            2.883%
     60 Delinquent %                            0.945%
     90 Delinquent %                            0.746%



     Harley-Davidson Motorcycle Trust 2001-2
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      348,276,250.67
     Principal       Collections        51,443,905.60
     Interest        Collections        16,835,824.01
     Liquidation     Proceeds               66,305.06
     Realized Net    Losses                158,181.14
     Servicer        Fees                1,342,423.04
     Trustee         Fees                    3,967.13
     Class A-1       Balance           192,862,438.13
     Class A-2       Balance           138,000,000.00
     Class B         Balance            17,413,812.54
     Class A-1       Principal          49,137,561.87
     Class A-2       Principal                   0.00
     Class B         Principal           2,586,187.46
     Class A-1       Interest            3,363,511.08
     Class A-2       Interest            2,605,440.00
     Class B         Interest              342,802.25
     30 Delinquent %                            1.986%
     60 Delinquent %                            0.682%
     90 Delinquent %                            0.410%


     Harley-Davidson Motorcycle Trust 2001-3
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      213,858,298.58
     Prefunded Amount                   93,323,687.96
     Principal       Collections         7,761,400.21
     Interest        Collections         2,230,910.09
     Liquidation     Proceeds                    0.00
     Realized Net    Losses                  4,366.05
     Servicer        Fees                  184,730.26
     Trustee         Fees                      787.50
     Class A-1       Balance           180,572,887.21
     Class A-2       Balance           111,250,000.00
     Class B         Balance            15,359,099.33
     Class A-1       Principal           7,427,112.79
     Class A-2       Principal                   0.00
     Class B         Principal             390,900.67
     Class A-1       Interest              442,896.67
     Class A-2       Interest              411,995.83
     Class B         Interest               53,707.50
     30 Delinquent %                            0.792%
     60 Delinquent %                            0.046%
     90 Delinquent %                            0.000%


       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

     March 8, 2002

     Ernst & Young LLP
     223 South Wacker Drive
     Chicago, IL 60606


In connection with the agreed-upon procedures you have applied to the Monthly Reports for the various Servicing Agreements listed in the attached Exhibit A (Servicing Agreements), we have read each of your reports dated March 8, 2002 pertaining to the Servicing Agreements and, in conjunction with your procedures, hereby confirm each of the management representations referenced in your letters.

We have responded fully to all inquiries made to me by you during our procedures. We have made available to your representatives all records, documents, and other information that you have requested. All records or documents referred to in your report are accurate reproductions of the accounting or servicing records.

We assert that no supporting schedules have been prepared for any items referenced with the symbol "z" in any of your schedules dated March 8, 2002.

We assert that Harley-Davidson Credit Corp. has complied with all servicing and reporting requirements of the Servicing Agreements

                     Very Truly Yours,


                     By: /s/ Larry Hund
                             Larry Hund
                             Vice President & Chief Financial Officer

                        /s/ Perry Glassgow
                            Perry Glassgow
                            Vice President & Treasurer

EXHIBIT A
Securitization Trusts as of December 31, 2001

Harley-Davidson Motorcycle Trust 2001-3 - Sale and
     Servicing Agreement dated December 1, 2001
Harley-Davidson Motorcycle Trust 2001-2 - Sale and
     Servicing Agreement dated August 1, 2001
Harley-Davidson Motorcycle Trust 2001-1- Sale and
     Servicing Agreement dated April 1, 2001

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

       EXHIBIT 99.3 -- Report of the Independent Auditors

(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301


Independent Accountant's Report on Applying Agreed-Upon Procedures


To the Board of Directors of Harley Davidson Credit Corp.,
Bank of New York Midwest Trust Company, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Harley Davidson Credit Corp.(the Company), the Servicer of Harley-Davidson Motorcycle Trust 2001-1 (the Trust), Bank of New York Midwest Trust Company(BONY), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist BONY and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated April 1, 2001 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, BONY, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of October 2001, we obtained from the Company's financial management a copy of the Monthly Report dated November 15, 2001, which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the September 2001 Monthly Report dated October 15, 2001 (Prior Monthly Report) and the August 2001 Monthly Report dated September 17, 2001 (Second Prior Monthly Report).

2. We performed the following procedures to the Monthly Report, which were applied as indicated with respect to the symbols explained below:

A1 Compared the amount/rate to the Prior Monthly Report and found such amount/rate to be in agreement.

A2 Compared the rate to the Second Prior Monthly Report and found such rate to be in agreement.

B Compared the amount to schedules prepared by the Company's accounting personnel derived from the Company's accounting records and found such amount to be in agreement.

C Compared the amount to a copy of the Bank of New York November 2001 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

D Compared the amount to a copy of the Bank of New York October 2001 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E Compared the amount to a summary schedule provided by the Company's financial management and agreed total per the summary schedule to a copy of the Bank of New York November 2001 collection account bank statement.

F Proved the arithmetic accuracy of the addition of the amount referenced, without exception.

Z Obtained representations from the Company's management that no supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a) Recomputed and agreed amount/rate based on applicable amounts and rates shown in the Monthly Report.

R(b) Recomputed and agreed amount to copies of the Bank of New York
     October 2001 collection and reserve account bank statements provided by the Company's financial management.

R(c) Recomputed and agreed amount based on applicable amounts shown in the Company's accounting records.

R(d) Recomputed and agreed rate based on applicable amounts and rates shown in the Monthly Report and Agreement.

SSA Compared the rate to the Agreement, and found such rate to be in agreement.

We were not engaged to and did not perform an examination, the objective of which would be an expression of an opinion on the Company's compliance with the servicing and reporting requirements of the Agreement. Accordingly, we do not express such an opinion. Had we performed additional procedures, other matters might have come to our attention that would have been reported to you.

This letter is intended solely for the use of the Company, BONY, and Wilmington, and is not intended to be and should not be used by anyone other than these specified parties.


Ernst & Young LLP

March 8, 2002

Harley-Davidson Motorcycle Trust 2001-1
$221,000,000 4.65% Harley-Davidson Motorcycle Contract Backed Notes, Class A-1 $126,700,000 5.27% Harley-Davidson Motorcycle Contract Backed Notes, Class A-2 $18,3000,000 5.29% Harley-Davidson Motorcycle Contract Backed Notes, Class B
                        Monthly Report
For the Distribution Date 11/15/01

A.  Calculation of the Monthly Principal
 1. A. Principal Balance of the Contracts as of the first day of the Due Period preceding the Due Period in which the Payment Date Occurs,308,003,672.80B plus
   B.  Prefunded Amount on such day referred to in 1.A. above              0.00z

  Sum of 1.A and 1.B                                             308,003,672.80F

 2. A.  Principal Balance of the Contracts as of the first day of the Due Period
       in which the Payment Date occurs, plus                    298,170,742.66B

   B.  Pre-Funded Amount as of the first day of the Due Period in which such
       Payment Date occurs, plus                                           0.00Z

   C.  The Special Mandatory Redemption Amounts, if any, paid during
         such Due Period or payable on such Payment Date                   0.00Z

    Sum of 2.A, 2.B, and 2.C                                     298,170,742.66F


B.Calculation of Principal Distributable Amount (as defined in Article I
    of the Sale and Servicing Agreement), (from A, 1 minus 2)      9,832,930.14F

C. Calculation of Available Interest (as defined in Article I of the Sale
    and Servicing Agreement)                                       3,339,082.27B

D.Calculation of Note Monthly Principal Distributable Amount

  1. A. Class A Note Percentage for such Distribution Date

  a.For each Distribution Date to but excluding the Distribution Date on which the principal amount of the Class A-1 Notes is
    reduced to zero                                                   95.00%SSA

  b .On the Distribution Date on which the principal amount of the Class A-1
    Notes is reduced to zero, 95% until the principal amount of the Class
    A-2 Notes has been reduced to zero                                95.00%SSA

  c.After the principal amount of the Class A-2 Notes have been reduced
    to zero                                                            0.00%SSA

  B. Class B Note Percentage for such Distribution Date

  a.For each Distribution Date to but excluding the Distribution Date on which the principal amount of the Class A-2 Notes is
    reduced to zero                                                     5.00%SSA

  b .On the Distribution Date on which the principal amount of the Class A-2
    Notes is reduced to zero, 5% until the principal amount of the Class
    A-2 Notes has been reduced to zero                                  5.00%SSA

  c.After the principal amount of the Class A-2 Notes have been reduced
    to zero                                                           100.00%SSA


   2.Principal Distributable Amount (from B)                    9,832,930.14R(a)

   3.Note Monthly Principal Distributable Amount

  a.Class A-1 Notes (D. 1(a) multiplied by D.2 until
     Class A-1 Notes Principal Balance is zero)                 9,341,283.64R(a)

  b.Class A-2 Notes (D. 1(a) multiplied by D.2 until
     Class A-2 Notes Principal Balance is zero)                         0.00R(a)

  c.Class B Notes (D. 1(c) multiplied by D.2 until
     Class A-2 Notes Principal Balance is zero)                   491,646.51R(a)

  d.Note Principal Carryover Shortfall                                  0.00R(a)

  e.Special Mandatory Redemption Amounts (from Pre-Funding Account as
    defined in Article I of the Sale and Servicing Agreement)           0.00A1

  g. Note Monthly Principal Distributable Amount (the sum of
    items 3 (a), 3 (b) 3 (c) and 3 (d)                          9,832,930.14F

E.Calculation of Note Monthly Interest Distributable Amount
   1.Class A-1 Interest Rate                                           4.650%SSA

   2.Class A-2 Interest Rate                                           5.270%SSA

   3.Class B Interest Rate                                             5.290%SSA

   4.One-twelfth of the Class A-1 Interest Rate time the Class A-1 Note
    Balance from and including the fifteenth day of the month based on a
    360-day year of 12 months and 30 days each (or from and including the Closing Date with respect to the first Distribution Date) to but excluding the fifteenth day of the month of the
    current Distribution Date                                     642,876.02R(a)
   5.One-twelfth of the Class A-2 Interest Rate time the Class A-2 Note
    Balance from and including the fifteenth day of the month based on a
    360-day year of 12 months and 30 days each (or from and including the Closing Date with respect to the first Distribution Date) to but excluding the fifteenth day of the month of the
    current Distribution Date                                     556,424.17R(a)
   6.One-twelfth of the Class B Interest Rate time the Class B Note
    Balance from and including the fifteenth day of the month based on a
    360-day year of 12 months and 30 days each (or from and including the Closing Date with respect to the first Distribution Date) to but excluding the fifteenth day of the month of the
    current Distribution Date                                      67,889.14R(a)

   7.Interest Carryover Shortfall for such Distribution Date            0.00A1

   8.Note Monthly Interest Distributable Amount (the sum of items 4,
    5, 6)                                                       1,267,189.33F

F.Calculation of Note Monthly Distributable Amount  (sum of
  D.3 (f) plus E.8.)                                           11,100,119.47R(a)


F1.The remaining Class A-1 Note Balance after giving effect to the Distribution of Monthly Principal on such Distribution Date 156,562,205.52R(a)

F2.The remaining Class A-2 Note Balance after giving effect to the distribution of Monthly Principal on such Distribution Date 126,700,000.00R(a)

F3.The remaining Class B Note Balance after giving effect to the distribution of Monthly Principal on such Distribution Date 14,908,537.14R(a)

G.Fees
  1.  The Monthly Servicing Fee for such Payment Date (1/12 of the product of
    1% and the Principal Balance of the Contracts as of the beginning of the
    related Due Period)                                           256,669.73R(a)

  2.The Indenture Trustee Fee for such Payment Date excluding expense component (1/12 of the product of .0025% and the Principal Balance of the Contracts as of the beginning of the related Due Period and the Pre-Funded Amount as of the beginning of such Period; provided however,
    in no event shall such fee be less than $200.00 per month)        641.67R(a)

K.Calculation of the Available Funds for Such Payment Date
  1.The amount of funds deposited into the Collection Account pursuant to
    Section 5.05 (b) of the Sale and Servicing Agreement with respect to the related Due Period

    a.  All amounts received by the Servicer with respect to the Contracts:
    (i) Principal                                                  9,523,573.70B

    (ii) Interest & Fees                                           3,339,082.27B


    b.  All Net Liquidation Proceeds                                 181,945.24B

    c. The aggregate of the Repurchase Prices for Contracts required to be repurchased by the Seller as described in Section 7.08 of the Sale
         and Servicing Agreement                                           0.00Z

    d.  All Advances made by Servicer pursuant to Section 7.03 (a)
         of the Sale and Servicing Agreement                         294,330.44E

    e.  All amounts paid by the Seller in connection with an optional repurchase of the Contracts described in Section 7.10 of the Sale
         and Servicing Agreement                                           0.00Z

    f. All amounts obtained from the Collateral Agent in respect of Carrying Charges to be deposited into the Collection Account on the upcoming Payment Date pursuant to Section 7.03(b) Sale and Servicing
        Agreement                                                          0.00Z

    g.  All amounts received in respect of interest, dividends, gains, income and earnings on investments of funds in the Trust Accounts as contemplated in Section 5.05 (b) (vii) of the Sale
        and Servicing Agreement                                    35,789.33R(b)
    h.  Total amount of funds deposited into the Collection Account pursuant
         to Section 5.05 (b) (the sum of a. through g.)        13,374,720.98F

  2.The amount of funds permitted to be withdrawn from the Collection Account pursuant to clauses (ii) through (iv) of Section 7.05 (a) of the Sale and Servicing Agreement with respect to the related Due Period

    a. Amounts to be withdrawn to reimburse the Servicer for Advances in accordance with Section 7.03 (a) of the Sale and Servicing
         Agreement                                                   260,003.11E

    b.  Amounts to be paid to the Servicer in respect of the Monthly
         Servicing Fee for the related Due Period                    256,669.73E

    c.  Amounts to be paid to the Indenture Trustee in respect of the
          Indenture Trustee's Fee for the related Due Period             641.67C


    d.  Other amounts required or authorized to be withdrawn from the
        Collection Account pursuant to the Sale and Servicing Agreement
         Specify: Excess Funds                                     1,757,287.00C

    e. Total amount of funds permitted to be withdrawn from the Collection Account pursuant to Section 7.05(a) of the Sale and Servicing
         Agreement with respect to the related Due Period
         (sum of a. through e.)                                    2,274,601.51F

  3.The Available Funds for such Distribution Date
     (1.h. minus 2.f.)                                         11,100,119.47R(a)

  4.The Available Funds otherwise distributable to the Class B Noteholders that will be distributed to the Class A Noteholders on
    such Distribution Date                                              0.00Z

I.The shortfall of Available Funds for such Payment Date to pay either the Note Distributable Amount or Certificate Distributable Amount
   (the Available Funds for such Distribution Date minus the sum of the
  Note Distributable Amount as set forth in F.)                        0.00R(a)


J.The amount to be withdrawn from the Reserve Fund on such distribution
  Date to cover the Note Distributable Amount, if no shortfall
  to the Trust Depositor                                        214,592.63R(a)

K.Interest Earnings on the Reserve Fund                          13,470.55D

L.1.The amount to be deposited in the Reserve Fund on such
      Payment Date                                                  (0.00)D

  2. The amount on deposit in the Reserve Fund after giving effect to deposits and withdrawals therefrom on such Distribution Date 5,963,414.85D

M.The Specified Reserve Fund Amount for such distribution Date will be an amount equal to the greater of (a) 2.00% of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period; provided, however, in the event a Reserve Fund Trigger Event occurs with respect to a Distribution Date and has not terminated for three
  (3) consecutive Distribution Dates (inclusive) such amount shall be equal to 6.00% of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period and 1.00% of the aggregate of the Initial Class A-1 Note Balance, Initial Class A-2 Note balance and
  Initial Class B Balance; provided; however in no event shall the
  Specified Reserve Fund Balance be greater than the aggregate outstanding
  principal balance of the Securities.                          5,963,414.85R(d)


N.The Pool Factor
1.Class A-1 Note Factor immediately before such Distribution Date 75.0694521%Rd 2.Class A-2 Note Factor immediately before such Distribution Date 100.0000000%Rd
3.The Class B Note Factor immediately before such                  84.1540090%Rd
     Distribution Date

4.Class A-1 Note Factor immediately after such Distribution Date 70.8426269%Rd 5.Class A-2 Note Factor immediately after such Distribution Date 100.0000000%Rd
6.Class B Note Factor immediately after such                      81.4674161%Rd
     Distribution Date

O.Delinquent Contracts
  1.      31-59 Days                                                     530R(c)
                                                                6,795,606.64R(c)
  2.      60-89 Days                                                     181R(c)
                                                                2,274,375.58R(c)
  3.      90 or More Days                                                128R(c)
                                                                1,636,879.13R(c)
P.Liquidated Contracts
  1.Total Liquidated Contracts                                            28B
                                                                  310,136.58B
  2.Identity (Attach)

  3.Liquidation Proceeds for the Due Period                       181,945.24B

  4.Liquidation Expenses for the Due Period                             0.00Z

  5.Net Liquidation Proceeds for the Due Period                   181,945.24F

  6.Net Liquidation Losses for the Due Period                     128,191.34B

Q.Advances
  1.Unreimbursed Advances Prior to Such Distribution Date           260,003.11A1

  2.Amount paid to Servicer on such Distribution Date to reimburse Servicer
    for such unreimbursed Advances                                  260,003.11A1

  3.Amount of Delinquent Interest for such Distribution Date        294,330.44B

  4.Amount of new Advances on such Distribution Date (if such amount is less than the amount of Delinquent Interest, attach the certificate required
    by Section 7.03 of the Sale and Servicing Agreement)            294,330.44B

  5.Total of unreimbursed Advances after new Advances on such
       Distribution Date                                            294,330.44F

R.Repurchased Contracts
  1.Number of Contracts to be repurchased by the Seller pursuant to Section
    7.08 of the Sale and Servicing Agreement                                 0Z

  2.Principal Amount of such Contracts                                    0.00Z

  3.Related Repurchase Price of such Contracts                            0.00Z

S.Contracts
  1.Number of Contracts as of beginning of Due Period                   25,159A1

  2.Principal Balance of Contracts as of beginning of Due Period 308,003,672.80B

  3.The weighted average Contract Rate of the Contracts
    as of the beginning of the Due Period                              13.130%A1

  4.Number of Contracts as of end of Due Period                         24,593B

  5.Principal Balance of Contracts as of end of Due Period       298,170,742.66B

  6.The weighted average Contract Rate of the Contracts
    as of the end of the Due Period                                  13.134%R(a)

  7.Prefunded Amount as of Beginning of Due Period                        0.00Z

  8.Prefunded Amount as of End of Due Period                              0.00Z

T.Interest Reserve Account

  1.Interest Reserve Amount as of previous Distribution Date              0.00Z

  2.Interest received into Interest Reserve Account                       0.00Z

  3.Carrying Charges, if any, to be paid on upcoming
        Distribution Date                                                 0.00Z

  4.Excess Funds remitted to Trust Depositor                              0.00Z

  5.Interest Reserve Amount as of Upcoming Distribution Date              0.00Z

U.Ratios
   1. Cumulative Loss Ratio
    A.  The aggregate Net Liquidation Losses for all Contracts since the
        Cutoff Date through the end of the related Due Period.    498,094.55R(a)

    B.  The sum of the Principal Balance of the Contracts as of the
        Cutoff Date plus the Principal Balance of any Subsequent Contracts
        as of the related Subsequent Cutoff Date.                366,000,000.00B

    C.  The Cumulative Loss Ratio for such Distribution Date ( the quotient
        of A. divided by B., expressed as a percentage).               0.14%R(a)

   2. Average Delinquency Ratio for such Distribution Date

    A. The Delinquency Amount (the Principal Balance of all Contracts that were delinquent 60 days or more as of the end of the
                                                                3,911,254.71R(a)

    B. The Delinquency Ratio computed by dividing (x) the Delinquency Amount during the immediately preceding Due Period by (y) the Principal
        Balance of the Contracts as of the beginning of the related Due
        Period for such Distribution Date.                             1.27%R(a)

    C.  The Delinquency Ratio for the prior Distribution Date.         1.08%A1

    D.  The Delinquency Ratio for the second prior Distribution Date.  0.74%A2

    E.  The Average Delinquency Ratio (the arithmetic average
                                                                       1.03%R(a)

   3. Average Loss Ratio for such Distribution Date

    A.  Net Liquidation Losses                                       128,191.34B

    B. The Loss Ratio (the fraction derived by dividing (x) Net Liquidation Losses for all Contracts that became Liquidated Contracts during the immediately preceding Due Period multiplied by twelve by (y) the outstanding Principal Balances of all Contracts as of the beginning
        of the Due Period) for such Distribution Date                  0.50%R(a)

    C.  The Loss Ratio for the prior Distribution Date.                0.88%A1

    D.  The Loss Ratio for the second prior Distribution Date.         0.44%A2

    E.  The Average Loss Ratio (the arithmetic average of A.
                                                                       0.61%R(a)


   4. Computation of Reserve Fund Trigger Events:

    A.  Average Delinquency Ratio (if Average Delinquency Ratio >or=
    (i) 2.50% with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 3.00% respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to , and inclusive of, the second anniversary of the Closing Date, or (iii) 3.50% for any distribution occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv) 4.00% for any Distribution Date following the third
     anniversary date of the Closing Date.                             1.03%R(a)

    B.  Average Loss Ratio (if Average Loss Ratio >or= (i) 3.00% with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the second anniversary of the
    Closing Date or (ii) 2.75% with respect to any Distribution Date following the second anniversary of the
    Closing Date.                                                      0.61%R(a)

    C. Cumulative Loss Ratio (if Cumulative Loss Ratio >or= (i) 1.25% with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 1.75% with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to, and inclusive of, the second anniversary of the Closing Date,
    (iii) 2.25% for any Distribution Date which occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv) 2.50%
    following the third anniversary of the Closing Date.               0.14%R(a)



(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301


Independent Accountant's Report on Applying Agreed-Upon Procedures

To the Board of Directors of Harley Davidson Credit Corp.,
Bank One National Association, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Harley Davidson Credit Corp.(the Company), the Servicer of Harley-Davidson Motorcycle Trust 2001-2 (the Trust), Bank One National Association (Bank One), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist Bank One and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated August 1, 2001 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, Bank One, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of October 2001, we obtained from the Company's financial management a copy of the Monthly Report dated November 15, 2001, which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the September 2001 Monthly Report dated October 15, 2001 (Prior Monthly Report) and the August 2001 Monthly Report dated September 17, 2001 (Second Prior Monthly Report).


2. We performed the following procedures to the Monthly Report, which were applied as indicated with respect to the symbols explained below:

A1 Compared the amount/rate to the Prior Monthly Report and found such amount/rate to be in agreement.

A2 Compared the rate to the Second Prior Monthly Report and found such rate to be in agreement.

A3 Compared the rate to the Prior Monthly Report and found such rate to be 0.19%

B Compared the amount to schedules prepared by the Company's accounting personnel derived from the Company's accounting records and found such amount to be in agreement.

C  Compared the amount to a copy of the Bank One November
   2001 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

D  Compared the amount to a copy of the Bank One
   October 2001 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E Compared the amount to a summary schedule provided by the Company's financial management and agreed total per the summary schedule to a copy of the Bank One November 2001 collection account statement.

F Proved the arithmetic accuracy of the addition of the amount referenced, without exception.

Z Obtained representations from the Company's management that no supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a)Recomputed and agreed amount/rate based on applicable amounts and rates shown in the Monthly Report.

R(b)Recomputed and agreed amount to copies of the Bank One
   October 2001 collection and reserve account bank statements provided by the Company's financial management.

R(c)Recomputed and agreed amount based on applicable amounts shown in the Company's accounting records.

R(d)Recomputed and agreed rate based on applicable amounts and rates shown in the Monthly Report and Agreement.

R(z) Recomputed rate as 0.24% based on the delinquency ratio for prior distribution rate of 0.19% identified in A3.

SSA Compared the rate to the Agreement, and found such rate to be in agreement.

We were not engaged to and did not perform an examination, the objective of which would be an expression of an opinion on the Company's compliance with the servicing and reporting requirements of the Agreement. Accordingly, we do not express such an opinion. Had we performed additional procedures, other matters might have come to our attention that would have been reported to you.

This letter is intended solely for the use of the Company, Bank One, and Wilmington, and is not intended to be and should not be used by anyone other than these specified parties.


Ernst & Young LLP

March 8, 2002

Harley-Davidson Motorcycle Trust 2001-2
$242,000,000 3.77% Harley-Davidson Motorcycle Contract Backed Notes, Class A-1 $138,000,000 4.72% Harley-Davidson Motorcycle Contract Backed Notes, Class A-2 $20,000,000 4.51% Harley-Davidson Motorcycle Contract Backed Notes, Class B
                        Monthly Report
For the Distribution Dat11/15/01

A.  Calculation of the Monthly Principal
 1. A. Principal Balance of the Contracts as of the first day of the Due Period preceding the Due Period in which the Payment Date Occurs,285,229,366.23B plus
   B.  Prefunded Amount on such day referred to in 1.A. above     97,772,395.85B

  Sum of 1.A and 1.B                                             383,001,762.08B

 2. A.  Principal Balance of the Contracts as of the first day of the Due Period
       in which the Payment Date occurs, plus                    371,079,052.45B

   B.  Pre-Funded Amount as of the first day of the Due Period in which such
       Payment Date occurs, plus                                           0.00Z

   C.  The Special Mandatory Redemption Amounts, if any, paid during
         such Due Period or payable on such Payment Date                  -1.28B

    Sum of 2.A, 2.B, and 2.C                                     371,079,051.17F


B.Calculation of Principal Distributable Amount (as defined in Article I of the Sale and Servicing Agreement), (from A, 1 minus 2) 11,922,710.91R(a)

C. Calculation of Available Interest (as defined in Article I of the Sale
    and Servicing Agreement)                                    3,816,364.72B

D.Calculation of Note Monthly Principal Distributable Amount

  1. A. Class A Note Percentage for such Distribution Date

  a.For each Distribution Date to but excluding the Distribution Date on which the principal amount of the Class A-1 Notes is
    reduced to zero                                                    95.00%SSA

  b .On the Distribution Date on which the principal amount of the Class A-1
    Notes is reduced to zero, 95% until the principal amount of the Class
    A-2 Notes has been reduced to zero                                 95.00%SSA

  c.After the principal amount of the Class A-2 Notes have been reduced
    to zero                                                             0.00%SSA

  B. Class B Note Percentage for such Distribution Date

  a.For each Distribution Date to but excluding the Distribution Date on which the principal amount of the Class A-2 Notes is
    reduced to zero                                                     5.00%SSA

  b .On the Distribution Date on which the principal amount of the Class A-2
    Notes is reduced to zero, 5% until the principal amount of the Class
    A-2 Notes has been reduced to zero                                  5.00%SSA

  c.After the principal amount of the Class A-2 Notes have been reduced
    to zero                                                           100.00%SSA


   2.Principal Distributable Amount (from B)                   11,922,710.91R(a)

   3.Note Monthly Principal Distributable Amount

  a.Class A-1 Notes (D. 1(a) multiplied by D.2 until
     Class A-1 Notes Principal Balance is zero)                11,326,575.36R(a)

  b.Class A-2 Notes (D. 1(a) multiplied by D.2 until
     Class A-2 Notes Principal Balance is zero)                         0.00R(a)

  c.Class B Notes (D. 1(c) multiplied by D.2 until
     Class A-2 Notes Principal Balance is zero)                   596,135.55R(a)

  d.Note Principal Carryover Shortfall                                    0.00A1

  e.Special Mandatory Redemption Amounts (from Pre-Funding Account as
    defined in Article I of the Sale and Servicing Agreement)             0.00Z

  f. Note Monthly Principal Distributable Amount (the sum of
    items 3 (a), 3 (b) 3 (c) and 3 (d)                           11,922,710.91F

E.Calculation of Note Monthly Interest Distributable Amount
   1.Class A-1 Interest Rate                                           3.770%SSA

   2.Class A-2 Interest Rate                                           4.720%SSA

   3.Class B Interest Rate                                             4.510%SSA

   4.One-twelfth of the Class A-1 Interest Rate time the Class A-1 Note
    Balance from and including the fifteenth day of the month based on a
    360-day year of 12 months and 30 days each (or from and including the Closing Date with respect to the first Distribution Date) to but excluding the fifteenth day of the month of the
    current Distribution Date                                     709,550.68R(a)
   5.One-twelfth of the Class A-2 Interest Rate time the Class A-2 Note
    Balance from and including the fifteenth day of the month based on a
    360-day year of 12 months and 30 days each (or from and including the Closing Date with respect to the first Distribution Date) to but excluding the fifteenth day of the month of the
    current Distribution Date                                     542,800.00R(a)
   6.One-twelfth of the Class B Interest Rate time the Class B Note
    Balance from and including the fifteenth day of the month based on a
    360-day year of 12 months and 30 days each (or from and including the Closing Date with respect to the first Distribution Date) to but excluding the fifteenth day of the month of the
    current Distribution Date                                      71,972.41R(a)

   7.Interest Carryover Shortfall for such Distribution Date            0.00A1

   8.Note Monthly Interest Distributable Amount (the sum of items 4,
    5, 6)                                                       1,324,323.09F

F.Calculation of Note Monthly Distributable Amount  (sum of
  D.3 (f) plus E.8.)                                           13,247,034.00R(a)

F1.The remaining Class A-1 Note Balance after giving effect to the Distribution of Monthly Principal on such Distribution Date 214,525,098.61R(a)

F2.The remaining Class A-2 Note Balance after giving effect to the distribution of Monthly Principal on such Distribution Date 138,000,000.00R(a)

F3.The remaining Class B Note Balance after giving effect to the distribution of Monthly Principal on such Distribution Date 18,553,952.56R(a)

G.Fees
  1.  The Monthly Servicing Fee for such Payment Date (1/12 of the product of
    1% and the Principal Balance of the Contracts as of the beginning of the
    related Due Period)                                           237,691.14R(a)

  2.The Indenture Trustee Fee for such Payment Date excluding expense component (1/12 of the product of .0025% and the Principal Balance of the Contracts as of the beginning of the related Due Period and the Pre-Funded Amount as of the beginning of such Period; provided however,
    in no event shall such fee be less than $200.00 per month)        797.92R(a)

K.Calculation of the Available Funds for Such Payment Date
  1.The amount of funds deposited into the Collection Account pursuant to
    Section 5.05 (b) of the Sale and Servicing Agreement with respect to the related Due Period

    a.  All amounts received by the Servicer with respect to the Contracts:
    (i) Principal                                                 11,853,593.42B

    (ii) Interest & Fees                                           3,816,364.72B


    b.  All Net Liquidation Proceeds                                  28,605.14B

    c. The aggregate of the Repurchase Prices for Contracts required to be repurchased by the Seller as described in Section 7.08 of the Sale
         and Servicing Agreement                                      20,386.73B

    d.  All Advances made by Servicer pursuant to Section 7.03 (a)
         of the Sale and Servicing Agreement                         185,369.39B

    e.  All amounts paid by the Seller in connection with an optional repurchase of the Contracts described in Section 7.10 of the Sale
         and Servicing Agreement                                           0.00Z

    f. All amounts obtained from the Collateral Agent in respect of Carrying Charges to be deposited into the Collection Account on the upcoming Payment Date pursuant to Section 7.03(b) Sale and Servicing
        Agreement                                                          0.00Z

    g.  All amounts received in respect of interest, dividends, gains, income and earnings on investments of funds in the Trust Accounts as contemplated in Section 5.05 (b) (vii) of the Sale
        and Servicing Agreement                                    28,866.27R(b)
    h.  Total amount of funds deposited into the Collection Account pursuant
         to Section 5.05 (b) (the sum of a. through g.)        15,933,185.67F

  2.The amount of funds permitted to be withdrawn from the Collection Account pursuant to clauses (ii) through (iv) of Section 7.05 (a) of the Sale and Servicing Agreement with respect to the related Due Period

    a. Amounts to be withdrawn to reimburse the Servicer for Advances in accordance with Section 7.03 (a) of the Sale and Servicing
         Agreement                                                  115,126.58E

    b.  Amounts to be paid to the Servicer in respect of the Monthly
         Servicing Fee for the related Due Period                   237,691.14E

    c.  Amounts to be paid to the Indenture Trustee in respect of the
          Indenture Trustee's Fee for the related Due Period            797.92C


    d. Other amounts required or authorized to be withdrawn from the Collection Account pursuant to the Sale and Servicing Agreement
         Specify: Excess Funds                                    1,853,409.27C

    e. Total amount of funds permitted to be withdrawn from the Collection Account pursuant to Section 7.05(a) of the Sale and Servicing Agreement with respect to the related Due Period
         (sum of a. through e.)                                   2,207,024.91F

  3.The Available Funds for such Distribution Date
     (1.h. minus 2.f.)                                         13,726,160.76R(a)

  4.The Available Funds otherwise distributable to the Class B Noteholders that will be distributed to the Class A Noteholders on
    such Distribution Date                                              0.00Z

I.The shortfall of Available Funds for such Payment Date to pay either the Note Distributable Amount or Certificate Distributable Amount
   (the Available Funds for such Distribution Date minus the sum of the
  Note Distributable Amount as set forth in F.)                         0.00R(a)


J.The amount to be withdrawn from the Reserve Fund on such distribution
  Date to cover the Note Distributable Amount, if no shortfall
  to the Trust Depositor                                                0.00R(a)

K.Interest Earnings on the Reserve Fund                             9,549.32D

L.1.The amount to be deposited in the Reserve Fund on such
      Payment Date                                                479,126.76D

  2. The amount on deposit in the Reserve Fund after giving effect to deposits and withdrawals therefrom on such Distribution Date 7,421,581.02D

M.The Specified Reserve Fund Amount for such distribution Date will be an amount equal to the greater of (a) 2.00% of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period; provided, however, in the event a Reserve Fund Trigger Event occurs with respect to a Distribution Date and has not terminated for three
  (3) consecutive Distribution Dates (inclusive) such amount shall be equal to 6.00% of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period and 1.00% of the aggregate of the Initial Class A-1 Note Balance, Initial Class A-2 Note balance and
  Initial Class B Balance; provided; however in no event shall the
  Specified Reserve Fund Balance be greater than the aggregate outstanding
  principal balance of the Securities.                          7,421,581.02R(d)


N.The Pool Factor
1.Class A-1 Note Factor immediately before such Distribution Date 93.3271380%Rd 2.Class A-2 Note Factor immediately before such Distribution Date100.0000000%Rd
3.The Class B Note Factor immediately before such                 95.7504405%Rd
     Distribution Date

4.Class A-1 Note Factor immediately after such Distribution Date 88.6467350%Rd 5.Class A-2 Note Factor immediately after such Distribution Date 100.0000000%Rd
6.Class B Note Factor immediately after such                      92.7697628%Rd
     Distribution Date

O.Delinquent Contracts
  1.      31-59 Days                                                     418R(c)
                                                                4,984,972.78R(c)
  2.      60-89 Days                                                     104R(c)
                                                                1,195,738.04R(c)
  3.      90 or More Days                                                 25R(c)
                                                                  290,593.99R(c)
P.Liquidated Contracts
  1.Total Liquidated Contracts                                             3B
                                                                   47,241.37B
  2.Identity (Attach)

  3.Liquidation Proceeds for the Due Period                        28,605.14B

  4.Liquidation Expenses for the Due Period                             0.00Z

  5.Net Liquidation Proceeds for the Due Period                    28,605.14F

  6.Net Liquidation Losses for the Due Period                      18,636.23B

Q.Advances
  1.Unreimbursed Advances Prior to Such Distribution Date         115,126.58A1

  2.Amount paid to Servicer on such Distribution Date to reimburse Servicer
    for such unreimbursed Advances                                115,126.58A1

  3.Amount of Delinquent Interest for such Distribution Date      185,369.39B

  4.Amount of new Advances on such Distribution Date (if such amount is less than the amount of Delinquent Interest, attach the certificate required
    by Section 7.03 of the Sale and Servicing Agreement)          185,369.39B

  5.Total of unreimbursed Advances after new Advances on such
       Distribution Date                                          185,369.39F

R.Repurchased Contracts
  1.Number of Contracts to be repurchased by the Seller pursuant to Section
    7.08 of the Sale and Servicing Agreement                               4B

  2.Principal Amount of such Contracts                             19,911.82B

  3.Related Repurchase Price of such Contracts                     20,386.73B

S.Contracts
1.Number of Contracts as of beginning of Due Period                22,958A1

2. Principal Balance of Contracts as of beginning of Due Period 285,229,366.23B

3.The weighted average Contract Rate of the Contracts
    as of the beginning of the Due Period                             12.693%A1

4.Number of Contracts as of end of Due Period                           30,607B

5.Principal Balance of Contracts as of end of Due Period        371,079,052.45B

6.The weighted average Contract Rate of the Contracts
    as of the end of the Due Period                                  12.615%R(a)

7.Prefunded Amount as of Beginning of Due Period                 97,772,395.85B

8.Prefunded Amount as of End of Due Period                                0.00Z

T.Interest Reserve Account

  1.Interest Reserve Amount as of previous Distribution Date              0.00Z

  2.Interest received into Interest Reserve Account                       0.00Z

  3.Carrying Charges, if any, to be paid on upcoming
        Distribution Date                                                 0.00Z

  4.Excess Funds remitted to Trust Depositor                              0.00Z

  5.Interest Reserve Amount as of Upcoming Distribution Date              0.00Z

U.Ratios
   1. Cumulative Loss Ratio
    A.  The aggregate Net Liquidation Losses for all Contracts since the
        Cutoff Date through the end of the related Due Period.     18,636.23R(a)

    B.  The sum of the Principal Balance of the Contracts as of the
        Cutoff Date plus the Principal Balance of any Subsequent Contracts
        as of the related Subsequent Cutoff Date.              400,000,000.00B

    C.  The Cumulative Loss Ratio for such Distribution Date ( the quotient
        of A. divided by B., expressed as a percentage).               0.00%R(a)

   2. Average Delinquency Ratio for such Distribution Date

    A. The Delinquency Amount (the Principal Balance of all Contracts that were delinquent 60 days or more as of the end of the
                                                                1,486,332.03R(a)

    B. The Delinquency Ratio computed by dividing (x) the Delinquency Amount during the immediately preceding Due Period by (y) the Principal
        Balance of the Contracts as of the beginning of the related Due
        Period for such Distribution Date.                             0.52%R(a)

    C.  The Delinquency Ratio for the prior Distribution Date.         0.00%A3

    D.  The Delinquency Ratio for the second prior Distribution Date.  0.00%A2

    E.  The Average Delinquency Ratio (the arithmetic average
                                                                       0.17%R(z)

   3. Average Loss Ratio for such Distribution Date

    A.  Net Liquidation Losses                                     18,636.23B

    B. The Loss Ratio (the fraction derived by dividing (x) Net Liquidation Losses for all Contracts that became Liquidated Contracts during the immediately preceding Due Period multiplied by twelve by (y) the outstanding Principal Balances of all Contracts as of the beginning
        of the Due Period) for such Distribution Date                  0.08%R(a)

    C.  The Loss Ratio for the prior Distribution Date.                0.00%A1

    D.  The Loss Ratio for the second prior Distribution Date.         0.00%A2

    E.  The Average Loss Ratio (the arithmetic average of A.
                                                                       0.03%R(a)


   4. Computation of Reserve Fund Trigger Events:

    A.  Average Delinquency Ratio (if Average Delinquency Ratio >or=
    (i) 2.50% with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 3.00% respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to , and inclusive of, the second anniversary of the Closing Date, or (iii) 3.50% for any distribution occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv) 4.00% for any Distribution Date following the third
     anniversary date of the Closing Date.                            0.17%R(a)

    B.  Average Loss Ratio (if Average Loss Ratio >or= (i) 3.00% with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the second anniversary of the
    Closing Date or (ii) 2.75% with respect to any Distribution Date following the second anniversary of the
    Closing Date.                                                    0.03%R(a)

    C. Cumulative Loss Ratio (if Cumulative Loss Ratio >or= (i) 1.25% with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 1.75% with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to, and inclusive of, the second anniversary of the Closing Date,
    (iii) 2.25% for any Distribution Date which occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv) 2.50%
    following the third anniversary of the Closing Date.            0.00%R(a)


X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301


Independent Accountant's Report on Applying Agreed-Upon Procedures


To the Board of Directors of Harley Davidson Credit Corp.,
Bank of New York Midwest Trust Company, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Harley-Davidson Credit Corp.(the Company), the Servicer of Harley -Davidson Motorcycle Trust 2001-3 (the Trust), Bank of New York Midwest Trust Company (BONY), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist Bank One and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated December 1, 2001 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, Bank One, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the month of December 2001, the month of issuance of the certificates, we obtained from the Company's financial management a copy of the Monthly Report dated January 15, 2002 which is attached as Exhibit A
(Monthly Report).

2. We performed the following procedures to the Monthly Report, which were applied as indicated with respect to the symbols explained below:

A Compared the amount to a copy of the Bank of New York December 2001 prefunding account bank statement provided by the Company's financial management and found such amount to be in agreement.

B Compared the amount to schedules prepared by the Company's accounting personnel derived from the Company's accounting records and found such amount to be in agreement.

C Compared the amount to a copy of the Bank of New York January 2002 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

D Compared the amount to a copy of the Bank of New York December 2001 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E Compared the amount to a summary schedule provided by the Company's financial management and agreed total per the summary schedule to a copy of the Bank of New York January 2002 collection account statement.

F Proved the arithmetic accuracy of the addition of the amount referenced, without exception.

G  Compared the amount to a copy of the Bank of New York
   December 2001 interest reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

H Compared the amount to a copy of the Bank of New York January 2002 interest reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

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

We were not engaged to and did not perform an examination, the objective of which would be an expression of an opinion on the Company's compliance with the servicing and reporting requirements of the Agreement. Accordingly, we do not express such an opinion. Had we performed additional procedures, other matters might have come to our attention that would have been reported to you.

This letter is intended solely for the use of the Company, BONY, and Wilmington, and is not intended to be and should not be used by anyone other than these specified parties.


Ernst & Young LLP

March 22, 2002

Harley-Davidson Motorcycle Trust 2001-3
188,000,000 2.57 Harley-Davidson Motorcycle Contract Backed Notes, Class A-1 111,250,000 4.04 Harley-Davidson Motorcycle Contract Backed Notes, Class A-2 15,750,000 3.72 Harley-Davidson Motorcycle Contract Backed Notes, Class B Monthly Report

For the Distribution Date      January 15, 2002



A. Calculation of the Monthly Principal                            Tickmarks
1. A. Principal Balance of the Contracts as of the first day of the Due Period preceding the Due Period in which the Payment Date Occurs,plus221,676,312.04B

   B.  Prefunded Amount on such day referred to in 1.A. above  93,323,687.96A

   Sum of 1.A and 1.B                                         315,000,000.00F

2. A.  Principal Balance of the Contracts as of the first day of the Due Period
   in which the Payment Date occurs, plus                     213,858,298.58B

B.  Pre-Funded Amount as of the first day of the Due Period in which such
Payment Date occurs, plus                                      93,323,687.96A

C.  The Special Mandatory Redemption Amounts, if any, paid during
such Due Period or payable on such Payment Date                         0.00Z

Sum of 2.A, 2.B, and 2.C                                      307,181,986.54F


B. Calculation of Principal Distributable Amount (as defined in Article I
of the Sale and Servicing Agreement), (from A.1 minus 2)       7,818,013.46R(a)

C. Calculation of Available Interest (as defined in Article I of the Sale
and Servicing Agreement)                                        2,230,910.09B

D. Calculation of Note Monthly Principal Distributable Amount

 1.Note Percentage for such Distribution Date

a. For each Distribution Date to but excluding the Distribution Date
on which the prin amount of the Class A-1 Notes is reduced to zero      95%SSA

b .On the Distribution Date on which the principal amount of the Class A-1 Notes is reduced to zero, 95.0% until the principal amount of the Class
A-2 Notes has been reduced to zero                                      95%SSA

c. After the principal amount of the Class A-2 Notes have been reduced
to zero                                                                 0%SSA

B.  Class B Note Percentage for such Distribution Date

a.  For each Distribution Date to but excluding the Distribution Date
on which the principal amount of the Class A-2 Notes is zero          5.0%SSA

b.  On the Distribution Date on which the principal amount of the Class
A-2 Notes is reduced to zero, 5.0% until the principal amount of the
Class A-2 Notes has been reduced to zero                              5.0%SSA

c.  After the principal amount of the Class A-2 Notes have been
    reduced to zero                                                  100.00%SSA

 2.Principal Distributable Amount (from B)                      7,818,013.46R(a)

 3.Note Monthly Principal Distributable Amount

a. Class A-1 Notes (D. 1(a) multiplied by D.2 until
   of Class A-1 Notes Principal Balance is zero)                7,427,112.79R(a)

b. Class A-2 Notes (D. 1(a) multiplied by D.2 until
   of Class A-2 Notes Principal Balance is zero)                        0.00R(a)

c. Class B Notes (D.1(c) multiplied by D.2 until Principal
   Balance of Class A-2 Notes is zero)                            390,900.67R(a)

d. Note Principal Carryover Shortfall                                   0.00Z

e. Special Mandatory Redemption Amounts (from Pre-Funding Account as defined
   in Article I of the Sale and Servicing Agreement                     0.00z

f. Note Monthly Principal Distributable Amount (the sum of items 3(a)
    3(b) 3(c) and 3(d)                                          7,818,013.46F
E. Calculation of Note Monthly Interest Distributable Amount
 1. Class A-1 Interest Rate                                            2.57%SSA

 2. Class A-2 Interest Rate                                            4.04%SSA

 3. Class B Interest Rate                                              3.72%SSA

4. One-twelfth of the Class A-1 Interest Rate time the Class A-1 from and including the fifteenth day of the month based on a 360 year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding
fifteenth day of the month of the current Distribution Date       442,896.67R(a)

5. One-twelfth of the Class A-2 Interest Rate time the Class A-2 Note Balance from and including the fifteenth day of the month based on a 360 year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribution Date      411,995.83R(a)

6. One-twelfth of the Class B Interest Rate time the Class B Note Balance from and including the fifteenth day of the month based on a 360 year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribution Date        53,707.50R(a)

7. Interest Carryover Shortfall for such Distribution Date              0.00Z

8. Note Monthly Interest Distributable Amount (the sum of items 4,
   5, 6)                                                          908,600.00F

F. Calculation of Note Monthly Distributable Amount(sum of D.3 8,726,613.46R(a) plus E.8.)

F1.The remaining Class A-1 Note Balance after giving effect to
the Distribution of Monthly Prin on such Distribution Date    180,572,887.21R(a)

F2.The remaining Class A-2 Note Balance after giving effect to
the distribution of Monthly Prin on such Distribution Date     11,250,000.00R(a)

F3.The remaining Class B Note Balance after giving effect to
the distribution of Monthly Prin on such Distribution Date     15,359,099.33R(a)

G. Fees
1. The Monthly Servicing Fee for such Payment Date (1/12 of the product of
1 and the Principal Balance of the Contracts as of the beginning of the
related Due Period)                                               184,730.26R(a)

2. The Trustee Fee for such Payment Date excluding expense
   component (1/12 of the product of .005 and the Principal Balance of the Contracts as of the beginning of the related Due Period a
   Pre-Funded Amount as of the beginning of such Period; provided however,
   in no event shall such fee be less than 200.00 per month)          787.50R(a)

H. Calculation of the Available Funds for Such Payment Date
1. The amount of funds deposited into the Collection Account pursuant to
   Section 5.05 (b) of the Sale and Servicing Agreement with respect to the related Due Period

a.  All amounts received by the Servicer with respect to the Contracts:
(i)Principal                                                    7,761,400.21B

(ii)Interest & Fees                                             2,230,910.09B


b.  All Net Liquidation Proceeds                                        0.00B

c. The aggregate of the Repurchase Prices for Contracts required to be repurchased by the Seller as described in Section 7.08 of the Sale
     and Servicing Agreement                                       51,635.39B

d.  All Advances made by Servicer pursuant to Section 7.03 (a)
of the Sale and Servicing Agreement                                47,763.90B

e. All amounts paid by the Seller in connection with an optional repurchase of the Contracts described in Section 7.10 of the Sale and Servicing
     Agreement                                                          0.00Z

f. All amounts obtained from the Collateral Agent in respect of Carrying Charges to be deposited into the Collection Account on the upcoming Payment Date pursuant to Section 7.03(b) Sale and Servicing
    Agreement                                                     148,428.00C

g.  All amounts received in respect of interest, dividends, gains, income and earnings on investments of funds in the Trust Accounts
in Section 5.05 (b) (vii) of the Sale and Servicing Agreement           0.00Z

h.  Total amount of funds deposited into the Collection Account pursuant
to Section 5.05 (b) (the sum of a. through g.)                 10,240,137.59F

2. The amount of funds permitted to be withdrawn from the Collection Account pursuant to clauses (ii) through (iv) of Section 7.05 (a) of the Sale and Servicing Agreement with respect to the related Due Period

a. Amounts to be withdrawn to reimburse the Servicer for Advances in accordance with Section 7.03 (a) of the Sale and Servicing
     Agreement                                                          0.00z

b.  Amounts to be paid to the Servicer in respect of the Monthly Servicing
     Fee for the related Due Period                               184,730.26E

c.  Amounts to be paid to the Indenture Trustee in respect of the
      Indenture Trustee's Fee for the related Due Period              787.50C

d.  Other amounts required or authorized to be withdrawn from the
Collection Account pursuant to the Sale and Servicing Agreement
Specify Excess Funds                                                    0.00C

e. Total amount of funds permitted to be withdrawn from the Collection Account pursuant to Section 7.05(a) of the Sale and Servicing Agreement
with respect to the related Due Period (sum of a. through e.)     185,517.76F

3. The Available Funds for such Distribution Date(1.h.minus2.f)10,054,619.83R(a)

 4.The Available Funds otherwise distributable to the Certificateholders
that will be distributed to the Noteholders on such Distribution        0.00Z

I. The shortfall of Available Funds for such Payment Date to pay either the Note Distributable Amount or (the Available Funds for such
Distribution Date minus the sum of the Note Distributable
Amount as set forth in F.)                                             0.00R(a)

J. The amount to be withdrawn from the Reserve Fund on such distribution
Date to cover the Note Distributable Amount  for such Distribution
Date, if no Shortfall, to Trust Depositor.                             0.00R(a)

K. Interest Earnings on the Reserve Fund                                0.00D

L. 1.  The amount to be deposited in the Reserve Fund on such
   Payment Date                                                 1,328,006.37D

2.  The amount on deposit in the Reserve Fund after giving effect
to deposits and withdrawals on such Distribution Date           3,544,769.49D

M. The Specified Reserve Fund Amount for such distribution Date will be an amount equal to the greater of a) 2.00 of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period provided, however, in the event a Reserve Fund Trigger Event occurs with respect to a Distribution Date and has not terminated for three(3) consecutive Distribution Dates (inclusive) such amount shall be equal to 6.00 of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period and b) 1.00% of the aggregate of the Initial Class A-1 Note Balance, Initial Class A-2 Note Balance and Initial Class B
Note Balance, provided, however in no event shall the Special Reserve Fund Balance be greater than the aggregate outstanding principal balance of the
Securities                                                      6143639.73R(d)

N. The Pool Factor
1. The Class A-1 Note Factor before such Distribution Date      100.0000000%R(d)
2. The Class A-2 Note Factor before such Distribution Date      100.0000000%R(d)
3. The Class B Note Factor before such Distribution Date        100.0000000%R(d)


 4.The Class A-1 Note Factor after such Distribution Date        96.0494081%R(d)
 5.The Class A-2 Note Factor after such Distribution Date       100.0000000%R(d)
 6.The Class B Note Factor after such Distribution Date          97.5180889%R(d)

O. Delinquent Contracts
1.       31-59 Days                        186                  1,694,206.14R(C)

2.       60-89 Days                         12                     97,612.70R(C)

3.       90 or More Days                     0                          0.00R(C)

P. Liquidated Contracts
1. Total Liquidated Contracts                1                      4,336.05Z

2. Identity (Attach)

3. Liquidation Proceeds for the Due Period                              0.00B

4. Liquidation Expenses for the Due Period                              0.00Z

5. Net Liquidation Proceeds for the Due Period                          0.00Z

6. Net Liquidation Losses for the Due Period                        4,366.05B

Q. Advances
1. Unreimbursed Advances Prior to Such Distribution Date                0.00Z

2. Amount paid to Servicer on such Distribution Date to reimburse Servicer
   for such unreimbursed Advances                                       0.00Z

3. Amount of Delinquent Interest for such Distribution Date        47,763.90B

4. Amount of new Advances on such Distribution Date (if such amount is less than the amount of Delinquent Interest, attach the certificate required by
   Section 7.03 of the Sale and Servicing Agreement)               47,763.90B

5. Total of unreimbursed Advances after new Advances on such Distribution Date
                                                                   47,763.90F
R. Repurchased Contracts
1. Number of Contracts to be repurchased by the Seller pursuant to Section
7.08 of the Sale and Servicing Agreement                                  3B

2. Principal Amount of such Contracts                             51,635.39B

3. Related Repurchase Price of such Contracts                     51,635.39B

S. Contracts
1. Number of Contracts as of beginning of Due Period                 17,155B

2.Principal Balance of Contracts as of beginning of Due Period221,676,312.04B

3. The weighted average contract rate of the Contracts            11.520%R(a)
as of the beginning of the Due Period

4. Number of Contracts as of end of Due Period                     16,852B

5. Principal Balance of Contracts as of end of Due Period     213,858,298.58B

6. The weighted average contract rate of the Contracts             11.527%R(a)
as of the beginning of the Due Period

7. Prefunded Amount as of Beginning of Due Period              93,323,687.96A

8. Prefunded Amount as of End of Due Period                    93,323,687.96A

T. Interest Reserve Account

1. Interest Reserve Amount as of previous Distribution Date       151,573.22G

2. Interest received into Interest Reserve Account                    166.99H

3. Carrying Charges, if any, to be paid on upcoming Distribution   148,428.00C

4. Excess Funds remitted to the Trust Depositor                         0.00Z

5. Interest Reserve Amount as of Upcoming Distribution Date         3,312.21F

U. Ratios
 1. Cumulative Loss Ratio
A.  The aggregate Net Liquidation Losses for all Contracts since the Cutoff
Date  through the end of the related Due Period.                  4,366.05R(a)

B. The sum of the Principal Balance of the Contracts as of the Cutoff Date plus the Principal Balance of any Subsequent Contracts as of the
related Subsequent Cutoff Date.                             315,000,000.00B

C.  The Cumulative Loss Ratio for such Distribution Date ( the quotient of A.
divided by B., expressed as a percentage).                             0.00%R(a)

 2. Average Delinquency Ratio for such Distribution Date

A.  The Delinquency Amount (the Principal Balance of all Contracts that were
delinquent 60 days or more as of the end of the Due Period).       97,612.70R(a)

B.  The Delinquency Ratio computed by dividing (x) the Delinquency Amount during the immediately preceding Due Period by (y) the Principal
Balance of the Contracts as of the beginning of the related Due Period
for such Distribution Date.                                            0.04%R(a)

C.  The Delinquency Ratio for the prior Distribution Date.             0.00%Z

D.  The Delinquency Ratio for the second prior Distribution Date       0.00%Z

E.  The Average Delinquency Ratio (the arithmetic average of B.        0.01%Z

 3. Average Loss Ratio for such Distribution Date

A.  Net Liquidation Losses                                          4,366.05B

B. The Loss Ratio (the fraction derived by dividing (x) Net Liquidation Losses for all Contracts that became Liquidated Contracts during the immediately preceding Due Period multiplied by twelve by (y) the outstanding Principal
 Balances of all Contracts as of the beginning of the Due Period) for such
 Distribution Date                                                    0.02%R(a)

C.  The Loss Ratio for the prior Distribution Date.                   0.00%R(a)

D.  The Loss Ratio for the second prior Distribution Date.            0.00%R(a)

E.  The Average Loss Ratio (the arithmetic average of B. through      0.01%R(a)


 4. Computation of Reserve Fund Trigger Events:

A.  Average Delinquency Ratio (if Average Delinquency Ratio >or= (i)
2.50 with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 3.00 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to , and inclusive of, the second anniversary of the Closing Date, or (iii) 3.50 for any distribution occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv)
4.00 for any Distribution Date following the third anniversary date
of the Closing Date.                                                 0.01%R(a)

B. Average Loss Ratio (if Average Loss Ratio >or= (i) 3.00 with respect to any Distribution Date which occurs within the period from the Closing
Date to, and inclusive of, the second anniversary of the Closing date or (ii) 2.75 with respect to any Distribution Date following the second anniversary of the Closing Date, then a Reserve Fund Trigger Event) 0.01%R(a)

C.  Cumulative Loss Ratio (if Cumulative Loss Ratio >or=  (i) 1.25
with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 1.75 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to, and inclusive of, the second anniversary of the Closing Date, (iii) 2.25 for any Distribution Date which occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of
the Closing Date, or (iv) 2.50 following the third anniversary       0.00%R(a)