Form 10-K
period 2002-12-31
HARLEY DAVIDSON CUSTOMER FUNDING CORP
filed 2003-03-28
CIK 1114926

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                     FORM 10-K



                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002
_____________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
       Exchange Act of 1934          [Fee Required]
For the transition period from _____________  to ________

Commission file Number 333-37550
     Harley-Davidson Customer Funding Corp.

(Exact name of registrant as specified in its charter)

     Nevada                             36-4396302
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)     Identification No.)

4150 Technology Way
Carson City, Nevada                                      98706

(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:   (775)886-3200

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were less than 300 participants per trust in the DTC system holding positions in the Cede Certificates as of December 31, 2002.
     The following were Noteholders of record as of the end of the reporting year.
     Harley-Davidson Motorcycle Trusts:
     Series 2002-1 Class A-1         Cede & Co.
     Series 2002-1 Class A-2         Cede & Co.
     Series 2002-1 Class B           Cede & Co.
     Series 2002-2 Class A-1         Cede & Co.
     Series 2002-2 Class A-2         Cede & Co.
     Series 2002-2 Class B           Cede & Co.

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

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated May 15, 2002 June 17, 2002, July 15, 2002, August 15, 2002,
     September 16, 2002, October 15, 2002, November 15, 2002 and
     December 16, 2002.

     (c)    See (a) 3 above

     (d)    Not Applicable



                     SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Harley Davidson Customer Funding Corp.


     By:  /s/  Perry A. Glassgow
            Vice President and Treasurer


Date: March 28, 2003

Harley-Davidson Credit Corp.

Certification

I, Perry Glassgow, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Harley-Davidson Customer Funding Corporation;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the sale and servicing agreement is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the sale and servicing agreement and based upon the review required under the sale and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the sale and servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the sale and servicing agreement that is included in these reports.

Date:
	/s/ Perry A. Glassgow
	Perry A. Glassgow
	Vice President and Treasurer




                     EXHIBIT INDEX
     Exhibit Number  Description
     99.1            Annual Summary Statement
     99.2            Annual Statement of Compliance
     99.3            Report of Independent Accountants

       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2001

     Harley-Davidson Motorcycle Trust 2002-1
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      454,114,104.70
     Principal       Collections       127,926,544.07
     Interest        Collections        41,194,759.05
     Liquidation     Proceeds            1,612,007.89
     Realized Net    Losses              2,278,443.56
     Servicer        Fees                3,789,303.11
     Trustee         Fees                    7,920.38
     Class A-1       Balance           222,708,399.47
     Class A-2       Balance           208,700,000.00
     Class B         Balance            22,705,705.23
     Class A-1       Principal         125,291,600.94
     Class A-2       Principal                   0.00
     Class B         Principal           6,594,294.79
     Class A-1       Interest            6,605,522.31
     Class A-2       Interest            7,017,537.50
     Class B         Interest              859,771.76
     30 Delinquent %                            2.771%
     60 Delinquent %                            1.107%
     90 Delinquent %                            0.795%



     Harley-Davidson Motorcycle Trust 2002-2
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      529,885,119.26
     Principal       Collections        69,074,227.32
     Interest        Collections        22,966,762.38
     Liquidation     Proceeds              266,009.14
     Realized Net    Losses                517,783.39
     Servicer        Fees                1,866,820.34
     Trustee         Fees                    4,783.55
     Class A-1       Balance           283,390,863.30
     Class A-2       Balance           220,000,000.00
     Class B         Balance            26,494,255.96
     Class A-1       Principal          66,609,136.70
     Class A-2       Principal                   0.00
     Class B         Principal           3,505,744.04
     Class A-1       Interest            2,570,744.04
     Class A-2       Interest            2,813,616.67
     Class B         Interest              337,265.24
     30 Delinquent %                            2.032%
     60 Delinquent %                            0.770%
     90 Delinquent %                            0.004%



       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

 January 24, 2003

Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Harley-Davidson Customer Funding
Corporation, as Trust Depositor, Harley-Davidson Credit Corp., as
Servicer, and BNY Midwest Trust Company, as Indenture Trustee for
Harley-Davidson Motorcycle Trust 2002-1

To the Trustees, Placement Agent, and the Rating Agencies:

Please be advised that under the supervision of the undersigned officer, the Servicer has made a review of its activities during the prior calendar year and of its performance under the Sale and Servicing Agreement. To such officer's knowledge, based on such review, the Servicer has fully performed all its obligations under this Sale and Servicing Agreement

Harley-Davidson Credit Corp.
as Servicer
By /s/ Perry A. Glassgow
Perry A. Glassgow
Vice President and Treasurer

January 24, 2003

Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Harley-Davidson Customer Funding
Corporation, as Trust Depositor, Harley-Davidson Credit Corp., as
Servicer, and BNY Midwest Trust Company, as Indenture Trustee for
Harley-Davidson Motorcycle Trust 2002-2

To the Trustees, Placement Agent, and the Rating Agencies:

Please be advised that under the supervision of the undersigned officer, the Servicer has made a review of its activities during the prior calendar year and of its performance under the Sale and Servicing Agreement. To such officer's knowledge, based on such review, the Servicer has fully performed all its obligations under this Sale and Servicing Agreement

Harley-Davidson Credit Corp.
as Servicer
By /s/ Perry A. Glassgow
Perry A. Glassgow
Vice President and Treasurer



     Ernst & Young LLP
     223 South Wacker Drive
     Chicago, IL 60606

Report of Independent Auditors on Compliance

To the Board of Directors of Harley-Davidson Credit Corp.


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Harley-Davidson Financial Services, Inc. (the Company) and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, and have issued our report thereon dated January 13, 2003.

In connection with our audit, nothing came to our attention that has caused us to believe that the Company failed to comply with the terms, covenants, provisions, or conditions of the servicing agreements (the Servicing Agreements) detailed in Exhibit A attached, insofar as they relate to accounting matters. However, our audit was not directly primarily toward obtaining knowledge of such noncompliance.

Our procedures included the following pertaining to the documents and records relating to the servicing of motorcycle contracts (the "Pools") under the Servicing Agreements.

   1.  We mathematically recomputed (on a test basis):
       a.  The amount and percentage of losses realized on the Pools;
       b.  Servicing and other fees and excess interest earned by the Company.
       c.  Interest due and paid to the certificate holders.
   2. We agreed the cash flows from customer payments to bank statements and other records provided by the company for a test month.
   3. We gained an understanding of the assumptions inherent in these calculations.

Our procedures were performed on a sample of Pools judgmentally selected from the population of Pools serviced for others by the Company under the Servicing Agreements. Our selection was not designed to specifically include Pools from every agreement listed on Exhibit A.

This report is intended solely for the use of the Company, Harley-Davidson Credit Corp. and the parties to the Security Agreements and should not be used for any other purpose.


Ernst & Young LLP

January 13, 2003

EXHIBIT A
Securitization Trusts as of December 31, 2002

Harley-Davidson Motorcycle Trust 2002-2 - Sale and
     Servicing Agreement dated August 1, 2002
Harley-Davidson Motorcycle Trust 2002-1- Sale and
     Servicing Agreement dated April 1, 2002

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


Report of Independent Accountants on Applying Agreed-Upon Procedures


To the Board of Directors of Harley Davidson Credit Corp.,
Bank of New York Midwest Trust Company, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Harley Davidson Credit Corp.(the Company), the Servicer of Harley-Davidson Motorcycle Trust 2002-1 (the Trust), Bank of New York Midwest Trust Company(BONY), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist BONY and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated April 1, 2002 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with attestation standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, BONY, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of October 2002, we obtained from the Company's financial management a copy of the Monthly Report dated November 15, 2002, which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the September 2002 Monthly Report dated October 15, 2002 (Prior Monthly Report) and the August 2002 Monthly Report dated September 17, 2002 (Second Prior Monthly Report).

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

C Compared the amount to a copy of the Bank of New York November 2002 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

D Compared the amount to a copy of the Bank of New York October 2002 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E Compared the amount to a summary schedule provided by the Company's financial management and agreed total per the summary schedule to a copy of the Bank of New York November 2002 collection account bank statement.

F Proved the arithmetic accuracy of the addition of the amount referenced, without exception.

Z Obtained representations from the Company's management that no supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a) Recomputed and agreed amount/rate based on applicable amounts and rates shown in the Monthly Report.

R(b) Recomputed and compared amount to copies of the Bank of New York
     October 2002 collection and reserve account bank statements provided by the Company's financial management.

R(c) Recomputed and agreed amount based on applicable amounts shown in the Company's accounting records.

R(d) Recomputed and agreed amount/rate based on applicable amounts and rates shown in the Monthly Report and Agreement.

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

January 13, 2002


X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301


Report of Independent Accountants on Applying Agreed-Upon Procedures


To the Board of Directors of Harley Davidson Credit Corp.,
Bank of New York Midwest Trust Company, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Harley-Davidson Credit Corp.(the Company), the Servicer of Harley -Davidson Motorcycle Trust 2002-2 (the Trust), Bank of New York Midwest Trust Company (BONY), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist BONY and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated August 1, 2002 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with attestation standards established by the American Institute of Certified Public Accountants. The sufficiency of these procedures is solely the responsibility of the Company, BONY, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the month of October 2002, we obtained from the Company's financial management a copy of the Monthly Report dated November 15, 2002 which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the September 2002 Monthly Report dated October 15, 2002 (Prior Monthly Report) and the August 2002 Monthly Report dated September 17, 2002 (Second Prior Monthly Report).

2. We performed the following procedures to the Monthly Report, which were applied as indicated with respect to the symbols explained below:

A1 Compared the amount/rate to the Prior Monthly Report and found such amount/rate to be in agreement.

A2 Compared the rate to Second Prior Monthly Report and found such rate to be in agreement.

B Compared the amount to schedules prepared by the Company's accounting personnel derived from the Company's accounting records and found such amount to be in agreement.

C Compared the amount to a copy of the Bank of New York November 2002 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

D Compared the amount to a copy of the Bank of New York October 2002 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E Compared the amount to a summary schedule provided by the Company's financial management and agreed total per the summary schedule to a copy of the Bank of New York November 2002 collection account statement.

F Proved the arithmetic accuracy of the addition of the amount referenced, without exception.

z Obtained representations from the Company's management that no supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a)Recomputed and agreed amount/rate based on applicable amounts and rates shown in the Monthly Report.

R(b) Recomputed and compared amount to copies of the Bank of New York
   October 2002 collection and reserve account bank statements provided by the Company's financial management.

R(c)Recomputed and agreed amount based on applicable amounts shown in the Company's accounting records.

R(d)Recomputed and agreed amount/rate based on applicable amounts and rates shown in the Monthly Report and Agreement.

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

January 13, 2003