Form 10-K
period 2003-12-31
HARLEY DAVIDSON CUSTOMER FUNDING CORP
filed 2004-03-26
CIK 1114926

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                     FORM 10-K


                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2003
_____________________ or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes___ No _X_


                                      PART I
Item 1.  Business

This Annual Report on Form 10-K (the "Report") is filed with respect to Harley-Davidson Motorcycle Trusts 2003-1, 2003-2 and 2003-3 and 2003-4
(the "Trusts").  The Trusts issued $550,000,000, $425,000,000, $475,000,000 and $300,000,000, respectively in aggregate principal amount of asset-backed notes (the "Notes"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the letter relief granted by the staff of the SEC to other companies in similar circumstances.

Item 2.  Properties
         See Exhibit 99.1 and Exhibit 99.2.

Item 3. Legal Proceedings
        There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were less than 300 participants per trust in the DTC system holding positions in the Cede Certificates as of December 31, 2003.
     The following were Noteholders of record as of the end of the reporting year.
     Harley-Davidson Motorcycle Trusts:
     Series 2003-1 Class A-1         Cede & Co.
     Series 2003-1 Class A-2         Cede & Co.
     Series 2003-1 Class B           Cede & Co.
     Series 2003-2 Class A-1         Cede & Co.
     Series 2003-2 Class A-2         Cede & Co.
     Series 2003-2 Class B           Cede & Co.
     Series 2003-3 Class A-1         Cede & Co.
     Series 2003-3 Class A-2         Cede & Co.
     Series 2003-3 Class B           Cede & Co.
     Series 2003-4 Class A-1         Cede & Co.
     Series 2003-4 Class A-2         Cede & Co.
     Series 2003-4 Class B           Cede & Co.

There is no established public trading market for the Notes.

Item 6.   Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Not applicable.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data
Not applicable .

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

Item 9A.  Controls and Procedures

Not applicable

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

Not applicable.

Item 11.   Executive Compensation

Not applicable.


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

Item 14.     Principal Accounting Fees and Services

Not applicable

                                   PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.  Not Applicable
           2.  Not Applicable
           3.  Exhibits
                99.1  Annual Summary Statement
                99.2  Annual Statement as to Compliance.
                99.3  Annual Independent Public
                         Accountant's Servicing Report.

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated March 17, 2003 April 15, 2003, May 15, 2003, June 16, 2003, July 15, 2003,
     August 15, 2003, September 15, 2003, October 15, 2003,
     November 17, 2003 and December 15, 2003.

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


Date: March 30, 2004

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

Date:
	/s/ Perry A. Glassgow
	Perry A. Glassgow
	Vice President and Treasurer




                     EXHIBIT INDEX
     Exhibit Number  Description
     99.1            Annual Summary Statement
     99.2            Annual Statement of Compliance
     99.3            Report of Independent Accountants

       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2003

     Harley-Davidson Motorcycle Trust 2003-1
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      387,831,707.14
     Principal       Collections       156,385,000.42
     Interest        Collections        43,558,802.00
     Liquidation     Proceeds            2,545,052.06
     Realized Net    Losses              3,206,406.74
     Servicer        Fees                4,017,650.15
     Trustee         Fees                    8,691.93
     Class A-1       Balance           160,940,121.77
     Class A-2       Balance           207,500,000.00
     Class B         Balance            19,391,585.37
     Class A-1       Principal         154,059,878.23
     Class A-2       Principal                   0.00
     Class B         Principal           8,108,414.64
     Class A-1       Interest            3,596,317.93
     Class A-2       Interest            5,138,910.38
     Class B         Interest              535,773.89
     30 Delinquent %                            2.545%
     60 Delinquent %                            0.929%
     90 Delinquent %                            0.583%



     Harley-Davidson Motorcycle Trust 2003-2
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      335,980,848.42
     Principal       Collections        85,856,256.37
     Interest        Collections        25,340,038.43
     Liquidation     Proceeds            1,055,159.47
     Realized Net    Losses              1,863,655.34
     Servicer        Fees                2,377,518.84
     Trustee         Fees                    5,141.29
     Class A-1       Balance           166,431,690.49
     Class A-2       Balance           152,750,000.00
     Class B         Balance            16,799,157.92
     Class A-1       Principal          84,565,999.36
     Class A-2       Principal                   0.00
     Class B         Principal           4,450,842.07
     Class A-1       Interest            1,870,493.15
     Class A-2       Interest            2,072,817.50
     Class B         Interest              238,464.59
     30 Delinquent %                            2.755%
     60 Delinquent %                            1.051%
     90 Delinquent %                            0.669%

     Harley-Davidson Motorcycle Trust 2003-3
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      409,617,050.96
     Principal       Collections        63,644,951.57
     Interest        Collections        17,366,268.11
     Liquidation     Proceeds              573,158.83
     Realized Net    Losses                815,497.29
     Servicer        Fees                1,669,345.64
     Trustee         Fees                    4,197.15
     Class A-1       Balance           217,886,198.36
     Class A-2       Balance           171,250,000.00
     Class B         Balance            20,480,852.39
     Class A-1       Principal          62,113,800.76
     Class A-2       Principal                   0.00
     Class B         Principal           3,269,147.41
     Class A-1       Interest            1,611,213.59
     Class A-2       Interest            1,995,633.33
     Class B         Interest              215,663.76
     30 Delinquent %                            2.331%
     60 Delinquent %                            0.788%
     90 Delinquent %                            0.468%

     Harley-Davidson Motorcycle Trust 2003-4
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      275,898,438.84
     Principal       Collections        23,895,124.70
     Interest        Collections         6,871,188.00
     Liquidation     Proceeds               32,638.10
     Realized Net    Losses                 39,504.59
     Servicer        Fees                  728,084.64
     Trustee         Fees                    2,548.30
     Class A-1       Balance           164,103,514.49
     Class A-2       Balance            98,000,000.00
     Class B         Balance            13,794,921.82
     Class A-1       Principal          22,896,485.51
     Class A-2       Principal                   0.00
     Class B         Principal           1,205,078.18
     Class A-1       Interest              595,533.51
     Class A-2       Interest              600,467.77
     Class B         Interest               72,425.27
     30 Delinquent %                            1.472%
     60 Delinquent %                            0.522%
     90 Delinquent %                            0.169%



       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

 January 28, 2004

Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Harley-Davidson Customer Funding
Corporation, as Trust Depositor, Harley-Davidson Credit Corp., as
Servicer, and BNY Midwest Trust Company, as Indenture Trustee for
Harley-Davidson Motorcycle Trust 2003-1

To the Trustees, Underwriters, and the Rating Agencies:

Please be advised that under the supervision of the undersigned officer, the Servicer has made a review of its activities during the prior calendar year and of its performance under the Sale and Servicing Agreement. To such officer's knowledge, based on such review, the Servicer has fully performed all its obligations under this Sale and Servicing Agreement

Harley-Davidson Credit Corp.
as Servicer
By /s/ Perry A. Glassgow
Perry A. Glassgow
Vice President and Treasurer

January 28, 2004

Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Harley-Davidson Customer Funding
Corporation, as Trust Depositor, Harley-Davidson Credit Corp., as
Servicer, and BNY Midwest Trust Company, as Indenture Trustee for
Harley-Davidson Motorcycle Trust 2003-2

To the Trustees, Underwriters, and the Rating Agencies:

Please be advised that under the supervision of the undersigned officer, the Servicer has made a review of its activities during the prior calendar year and of its performance under the Sale and Servicing Agreement. To such officer's knowledge, based on such review, the Servicer has fully performed all its obligations under this Sale and Servicing Agreement

Harley-Davidson Credit Corp.
as Servicer
By /s/ Perry A. Glassgow
Perry A. Glassgow
Vice President and Treasurer

 January 28, 2004

Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Harley-Davidson Customer Funding
Corporation, as Trust Depositor, Harley-Davidson Credit Corp., as
Servicer, and BNY Midwest Trust Company, as Indenture Trustee for
Harley-Davidson Motorcycle Trust 2003-3

To the Trustees, Underwriters, and the Rating Agencies:

Please be advised that under the supervision of the undersigned officer, the Servicer has made a review of its activities during the prior calendar year and of its performance under the Sale and Servicing Agreement. To such officer's knowledge, based on such review, the Servicer has fully performed all its obligations under this Sale and Servicing Agreement

Harley-Davidson Credit Corp.
as Servicer
By /s/ Perry A. Glassgow
Perry A. Glassgow
Vice President and Treasurer

January 28, 2004

Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Harley-Davidson Customer Funding
Corporation, as Trust Depositor, Harley-Davidson Credit Corp., as
Servicer, and BNY Midwest Trust Company, as Indenture Trustee for
Harley-Davidson Motorcycle Trust 2003-4

To the Trustees, Underwriters, and the Rating Agencies:

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

Report of Independent Auditors on Compliance

To the Board of Directors of Harley-Davidson Credit Corp.


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Harley-Davidson Financial Services, Inc. (the Company) and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, and have issued our report thereon dated January 16, 2004.

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


Ernst & Young LLP

January 14, 2004

EXHIBIT A
Securitization Trusts as of December 31, 2003

Harley-Davidson Motorcycle Trust 2003-4 - Sale and
     Servicing Agreement dated October 1, 2003
Harley-Davidson Motorcycle Trust 2003-3- Sale and
     Servicing Agreement dated August 1, 2003
Harley-Davidson Motorcycle Trust 2003-2 - Sale and
     Servicing Agreement dated May 1, 2003
Harley-Davidson Motorcycle Trust 2003-1- Sale and
     Servicing Agreement dated February 1, 2003


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


       EXHIBIT 99.3 -- Report of the Independent Auditors

(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301


Report of Independent Accountants on Applying Agreed-Upon Procedures


To the Board of Directors of Harley Davidson Credit Corp.,
Bank of New York Midwest Trust Company, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Harley Davidson Credit Corp.(the Company), the Servicer of Harley-Davidson Eaglemark Motorcycle Trust 2003-1 (the Trust), Bank of New York Midwest Trust Company(BONY), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist BONY and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated February 1, 2003 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified
Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, BONY, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of October 2003, we obtained from the Company's financial management a copy of the Monthly Report dated November 17, 2003, which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the September 2003 Monthly Report dated October 15, 2003 (Prior Monthly Report) and the August 2003 Monthly Report dated September 15, 2003 (Second Prior Monthly Report).

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

C Compared the amount to a copy of the Bank of New York November 2003 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

D Compared the amount to a copy of the Bank of New York October 2003 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E Compared the amount to a summary schedule provided by the Company's financial management and agreed total per the summary schedule to a copy of the Bank of New York November 2003 collection account bank statement.

F Proved the arithmetic accuracy of the addition of the amount referenced, without exception.

Z Obtained representations from the Company's management that no supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a) Recomputed and agreed amount/rate based on applicable amounts and rates shown in the Monthly Report.

R(b) Recomputed and compared amount to copies of the Bank of New York
     October 2003 collection and reserve account bank statements provided by the Company's financial management.

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

This letter is intended solely for the information and use of the Company, BONY, and Wilmington, and is not intended to be and should not be used by anyone other than these specified parties.


Ernst & Young LLP

January 9, 2004


X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301


Report of Independent Accountants on Applying Agreed-Upon Procedures


To the Board of Directors of Harley Davidson Credit Corp.,
Bank of New York Midwest Trust Company, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Harley-Davidson Credit Corp.(the Company), the Servicer of Harley -Davidson Eaglemark Motorcycle Trust 2003-2 (the Trust), Bank of New York Midwest Trust Company (BONY), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist BONY and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated May 1, 2003 (the Agreement), pertaining to the Trust.
This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified
Public Accountants. The sufficiency of these procedures is solely the responsibility of the Company, BONY, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of October 2003, we obtained from the Company's financial management a copy of the Monthly Report dated
November 17, 2003 which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the September 2003 Monthly Report dated October 15, 2003 (Prior Monthly Report) and the August 2003 Monthly Report dated September 15, 2003 (Second Prior Monthly Report).

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

E Compared the amount to a summary schedule provided by the Company's financial management and agreed total per the summary schedule to a copy of the Bank of New York November 2003 collection account statement.

F Proved the arithmetic accuracy of the addition of the amount referenced, without exception.

z Obtained representations from the Company's management that no supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a)Recomputed and agreed amount/rate based on applicable amounts and rates shown in the Monthly Report.

R(b) Recomputed and compared amount to copies of the Bank of New York
   October 2003 collection and reserve account bank statements provided by the Company's financial management.

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

This letter is intended solely for the information and use of the Company, BONY, and Wilmington, and is not intended to be and should not be used by anyone other than these specified parties.


Ernst & Young LLP

January 9, 2004


(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301


Report of Independent Accountants on Applying Agreed-Upon Procedures


To the Board of Directors of Harley Davidson Credit Corp.,
Bank of New York Midwest Trust Company, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Harley Davidson Credit Corp.(the Company), the Servicer of Harley-Davidson Eaglemark Motorcycle Trust 2003-3 (the Trust), Bank of New York Midwest Trust Company(BONY), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist BONY and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated August 1, 2003 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified
Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, BONY, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of October 2003, we obtained from the Company's financial management a copy of the Monthly Report dated November 17, 2003, which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the September 2003 Monthly Report dated October 15, 2003 (Prior Monthly Report) and the August 2003 Monthly Report dated September 15, 2003 (Second Prior Monthly Report).

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

C Compared the amount to a copy of the Bank of New York November 2003 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

D Compared the amount to a copy of the Bank of New York October 2003 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E Compared the amount to a summary schedule provided by the Company's financial management and agreed total per the summary schedule to a copy of the Bank of New York November 2003 collection account bank statement.

F Proved the arithmetic accuracy of the addition of the amount referenced, without exception.

z Obtained representations from the Company's management that no supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a) Recomputed and agreed amount/rate based on applicable amounts and rates shown in the Monthly Report.

R(b) Recomputed and compared amount to copies of the Bank of New York
     October 2003 collection and reserve account bank statements provided by the Company's financial management.

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

This letter is intended solely for the information and use of the Company, BONY, and Wilmington, and is not intended to be and should not be used by anyone other than these specified parties.


Ernst & Young LLP

January 9, 2004


X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301


Report of Independent Accountants on Applying Agreed-Upon Procedures


To the Board of Directors of Harley Davidson Credit Corp.,
Bank of New York Midwest Trust Company, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Harley-Davidson Credit Corp.(the Company), the Servicer of Harley -Davidson Eaglemark Motorcycle Trust 2003-4 (the Trust), Bank of New York Midwest Trust Company (BONY), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist BONY and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated October 1, 2003 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified
Public Accountants. The sufficiency of these procedures is solely the responsibility of the Company, BONY, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of October 2003, we obtained from the Company's financial management a copy of the Monthly Report dated
November 17, 2003 which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the September 2003 Monthly Report dated October 15, 2003 (Prior Monthly Report) and the August 2003 Monthly Report dated September 15, 2003 (Second Prior Monthly Report).

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

E Compared the amount to a summary schedule provided by the Company's financial management and agreed total per the summary schedule to a copy of the Bank of New York November 2003 collection account statement.

F Proved the arithmetic accuracy of the addition of the amount referenced, without exception.

z Obtained representations from the Company's management that no supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a)Recomputed and agreed amount/rate based on applicable amounts and rates shown in the Monthly Report.

R(b) Recomputed and compared amount to copies of the Bank of New York
   October 2003 collection and reserve account bank statements provided by the Company's financial management.

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

This letter is intended solely for the information and use of the Company, BONY, and Wilmington, and is not intended to be and should not be used by anyone other than these specified parties.


Ernst & Young LLP

January 9, 2004